Form 10QSB
period 1996-03-31
T J CINNAMONS INC
filed 1996-05-14
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1996.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT
            For the transition period from __________ to ___________


                         Commission file number 0-23026

                              T.J. Cinnamons, Inc.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                        22-3261564
   (State or other jurisdiction                 (I.R.S. Employer Identification
 of incorporation or organization)                            No.)


                  135 Seaview Drive, Secaucus, New Jersey 07094
                    (Address of principal executive offices)

                                  201-422-0910
                 (Issuer's telephone number including area-code)


                                 Not Applicable
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes __*__   No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

As of May 14, 1996 , there were 2,910,833 shares of Common Stock, 1,115,550 Class A Warrants, and 557,750 Class B Warrants.

                              T.J. CINNAMONS, INC.



Part I            FINANCIAL INFORMATION

Item I            FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS                            PAGE

                  Balance Sheets at December 31, 1995 and                    3
                  March 31, 1996

                  Statement of Operations for the three months               4
                  ended March 31, 1995 and March 31, 1996.

                  Statement of Cash Flows for the three months               5
                  ended March 31, 1995 and March 31, 1996

                  Notes to Financial Statements                              6


Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              7


Part II           OTHER INFORMATION                                         12

Item 6            EXHIBITS AND REPORTS ON FORM 8-K                          12


SIGNATURES                                                                  13

                              T.J. CINNAMONS, INC.
                                  BALANCE SHEET

                                                                     Dec. 31,          Mar. 31,
                                                                       1995              1996
                                                                    (Audited)         (Unaudited)

                                     ASSETS
Current Assets:
    Cash and cash equivalents                                      $    51,677       $    31,851
    Accounts receivable, less allowance for doubtful accounts          179,066           194,731
    Prepaid expenses and other current assets,net                       28,065            57,285
                                                                   -----------       -----------

        Total current assets                                           258,808           283,867

Property and Equipment, less accumulated
        depreciation and amortization                                   49,644            46,597

Excess of Cost over Fair Value of Net Assets Acquired                2,348,374         2,312,794

Organization Costs and Trademarks, at cost, less
accumulated amortization                                                15,973            13,739

Franchise Offering Costs, less accumulated amortization                106,126            93,766

Deferred Income Tax Asset, net of valuation allowance                     --                --

Other Assets                                                             1,230             1,230
                                                                   -----------       -----------

    Total Assets                                                   $ 2,780,155       $ 2,751,993
                                                                   ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                          $   590,505       $   587,146
    Current maturities of long-term debt                               802,708           809,780
    Notes payable from affiliate of stockholder                         23,848            74,209
    Other current liabilities                                           67,500            97,538
                                                                   -----------       -----------
        Total current liabilities                                    1,484,561         1,568,673

Long-Term Debt, net of current maturities                               14,000            14,000
                                                                   -----------       -----------
    Total liabilities                                                1,498,561         1,582,673
                                                                   -----------       -----------


                              STOCKHOLDERS' EQUITY

Preferred Stock                                                           --                --
Common Stock                                                            29,109            29,109
Additional paid-in capital                                           6,704,421         6,704,421
Accumulated deficit                                                 (5,451,936)       (5,564,210)
                                                                   -----------       -----------
    Stockholders' equity                                             1,281,594         1,169,320
                                                                   -----------       -----------

    Total Liabilities and Stockholders' Equity                     $ 2,780,155       $ 2,751,993
                                                                   ===========       ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                              T.J. CINNAMONS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                   For the Three Months
                                                                       Ended March 31,
                                                                   1995             1996
Revenue:
    Sales from Company-owned stores and wholesale sales      $   138,300       $   230,003
    Royalties and licensing fees                                 144,120           144,067
    Other                                                              0            16,679
                                                             -----------       -----------
        Total revenue                                            282,420           390,749


Operating expenses:
    Cost of goods sold                                           109,720           192,638
    Selling, general and administrative                          524,825           294,107
                                                             -----------       -----------
        Total operating expenses                                 634,545           486,745
                                                             -----------       -----------


Loss from operations                                            (352,125)          (95,996)
                                                             -----------       -----------


Other income (expense):
    Interest expense, net                                        (13,784)          (17,125)
    Loss from equipment disposal                                 (14,762)                0
    Other income                                                       0               668
                                                             -----------       -----------
        Total other income (expense)                             (28,546)          (16,457)
                                                             -----------       -----------


Net loss                                                     ($  380,671)      ($  112,453)
                                                             ===========       ===========


Net loss per common share                                         ($0.13)           ($0.04)
                                                             ===========       ===========


Weighted average number of
    common shares outstanding                                  2,918,635         2,910,833
                                                             ===========       ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                              T.J. CINNAMONS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Three Months
                                                                                   Ended March 31,
                                                                                1995            1996
Cash flow from operating activities:
    Net loss                                                                  ($380,671)      ($112,453)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                            47,716          53,400
        Licensing revenue                                                       (14,575)         (7,500)
        Provision for doubtful accounts                                          12,199          10,315
        Loss from disposal of equipment                                          14,762               0
        Noncash interest expense                                                 16,024          14,572
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                               26,119         (25,980)
        (Increase) decrease in prepaid expenses and other current assets          4,010         (29,220)
        (Increase) decrease if franchise offering costs                         (56,492)              0
        (Increase) decrease in other assets                                         740               0
        Increase (decrease) in accounts payable and accrued expenses           (100,947)         (3,359)
        Increase (decrease) in other current liabilities                         17,500          30,038
                                                                              ---------       ---------
        Net cash used in operating activities                                  (407,158)        (70,186)
                                                                              ---------       ---------


Cash flows from investing activities:
    Proceeds from the sale of equipment                                           4,560               0
    Purchases of equipment                                                      (27,644)              0
                                                                              ---------       ---------
        Net cash used in investing activities                                   (22,994)              0
                                                                              ---------       ---------


Cash flows from financing activities:
    Increase in notes payable                                                         0          50,361
    Payment of long term debt                                                   (35,233)              0
                                                                              ---------       ---------
        Net cash provided by (used in) financing activities                     (35,233)         50,360
                                                                              ---------       ---------

Net decrease in cash                                                           (465,384)        (19,826)

Cash at beginning of period                                                     725,046          51,677
                                                                              ---------       ---------

Cash at end of period                                                         $ 259,662       $  31,851
                                                                              =========       =========


                        SEE NOTES TO FINANCIAL STATEMENTS

                              T.J. Cinnamons, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 -  Basis of Presentation

     The accompanying financial statements have been prepared by the Company, in accordance with generally accepted accounting principles and except for the Balance Sheet at December 31, 1995, all statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     Additionally, certain information and footnote disclosures normally included in the Company's audited financial statements prepared in accordance with generally accepted accounting principals have been omitted. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995. There have been no significant changes of accounting policies since December 31, 1995.

     For comparability, certain 1995 amounts have been reclassified, where appropriate, to conform to the 1996 presentation.

Note 2 -  Net Loss Per Common Share

     Net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for each period presented. Common stock equivalents have been excluded from the computation of weighted average shares outstanding since their effect would be antidilutive.


Note 3 - Income Taxes

     No provision (credit) for income taxes has been made for the three months ended March 31, 1996 and 1995 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at March 31, 1996. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at March 31, 1996.


Note 4 -  Grants of Stock Options

     On May 31, 1995, options to purchase an aggregate of 362,500 shares of common stock were granted to various employees, officers and directors of the Company under the 1993 Stock Option Plan.

Part I   Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

     RESULTS OF OPERATIONS (for the three month period ended March 31, 1996 compared to the three month period ended March 31, 1995).

     The following tables set forth the components of the Company's revenue:

                                  Three Months Ended March 31,
                                       1995          1996

     Company-owned bakery sales      $138,300      $ 60,167
     Product sales                          0       169,836
     Franchise royalties              125,510       121,508
     Licensing fees                    18,610        22,559
     Product rebates                        0        16,679
                                     --------      --------
                                     $282,420      $390,749
                                     ========      ========


     Company-owned bakery sales decreased by 56% to $60,167 for the three months ended March 31, 1996 from $138,300 for the three months ended March 31, 1995. This sales decrease resulted from the closing of one Company-owned bakery in May 1995. The bakery was closed because it was not profitable as a result of a severe decline in sales due to mall renovations, and management was unable to negotiate favorable lease restructuring terms.

     Product sales of $169,836 for the quarter ended March 31, 1996 are from sales of fresh baked products which are delivered daily to approximately 256 Ralphs Supermarkets on the West Coast. The Company is currently utilizing a West Coast co-packer to manufacture and distribute these fresh-baked T.J. Cinnamons products.

     Franchise royalty revenue decreased by 3% to $121,508 for the three months ended March 31, 1996 from $125,510 for the three months ended March 31, 1995. This decrease in franchise royalties resulted primarily from a decline in the number of franchised bakeries in the system which was partially offset by an improved monitoring of bakeries in the first quarter. There were 51 bakeries on March 31, 1996 as compared with 62 bakeries on March 31, 1995. The majority of these closings have resulted from expirations of lease terms and defaults in royalty obligations in below average volume bakeries. Although the Company has taken a number of measures to prevent future closings of franchised bakeries, there can be no assurance that these declines will not continue in the future.

     Licensing fees increased by 21% to $22,559 for the three months ended March 31, 1996, from $18,610 for the three months ended March 31, 1995. These increases in license fees are primarily from an increase in the sales of "proof and bake" cinnamon rolls utilized in approximately 33 bakery kiosk units in Texaco Starmart locations under a license agreement with the Brice Group.

     Product rebates of $16,679 for the quarter ended March 31, 1996 are from various supplier rebates and commitment fees.

     Cost of goods sold increased by 76% to $192,638 for the three months ended March 31, 1996 from $109,720 for the three months ended March 31, 1995. This increase is primarily the result of the cost of the product sales to Ralphs Supermarkets as discussed above.

     The cost of goods sold of Company-owned bakery sales expressed as a percentage of bakery sales were 61% during the three months ended March 31, 1996 as compared to 80% for the same period last year. This decrease resulted primarily from managements focused efforts to manage costs at the Company-owned bakery level.

     Selling, general and administrative expenses decreased by 44% to $294,107 for the three months ended March 31, 1996 from $524,825 for the three months ended March 31, 1995. This decrease is primarily the result of managements implementation of a cost reduction plan which has resulted in significant decreases in corporate payroll and related costs, legal and consulting costs, and corporate office costs.

     Net interest expense increased to $17,125 for the three months ended March 31, 1996 from $13,784 for the three months ended March 31, 1995. This increase in net interest expense results from a increase in borrowing levels.

     LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 1996, the Company had a working capital deficiency of approximately $1,300,000. Included in this working capital deficiency is a note payment due to Heinz Bakery Products on July 31, 1996 in an amount equal to approximately $789,000. In order to finance cash flow deficits, an affiliate of one of the principal stockholders of the Company has provided the Company with a loan which balance was $70,000 at March 31, 1996. As of March 31, 1996, the Company had no other line of credit available to it. Accordingly, the Company is in need of immediate financing to continue its operations and pursue its business plan. Without such financing, the Company may not be able to continue its existing business operations.

     The Company owed approximately $473,800 to various trade and other creditors at March 31, 1996, of which approximately $391,600 was more than 90 days past due. The Company also expects to continue to experience operating cash flow deficits primarily because its current expenses exceed its current revenues. These deficits are currently being funded by loans from an affiliate of one of the principal stockholders and through an increase of short-term liabilities. Although the Company has successfully been able to extend terms with its primary creditors, there can be no assurance that the Company will be able to continue to obtain such favorable terms from its creditors. At March 31, 1996, the Company had accounts receivable net of allowance for doubtful accounts in the amount of $194,700. As a result of the financial difficulties of the Company, it is reasonably possible that the estimate of collectibility of the accounts receivable will decrease materially in the near term.

     The Company used net cash in operating activities in the amount of $70,185 for the quarter ended March 31, 1996 as compared to $407,158 for quarter ended March 31, 1995. The Company used no cash in investing activities for the quarter ended March 31, 1996 as compared to $22,994 for quarter ended March 31, 1995. The Company generated net cash in financing activities in the amount of $50,360 for the quarter ended March 31, 1996 resulting from a loan from an affiliate of one of the principal stockholders of the Company as discussed above, as compared net cash used in financing activities in the amount of $35,233 for quarter ended March 31, 1995.

     Since June 1992, Heinz Bakery Products has provided an aggregate of $1,425,000 in advanced royalties to be offset by actual royalties earned, which was used to finance the acquisition of the Company and for working capital. On August 1, 1994, the Company entered into an agreement with Heinz Bakery Products to extend the terms of the advanced royalties repayment schedule. This agreement provides for a repayment of $400,000 of advanced royalties, which has been paid, and extended the repayment of the remaining advanced royalties over 30 months, with interest at the prime rate and minimum payments, including earned royalties, of $130,000 due by April 28, 1995, which amount has not been paid to date, and an additional $395,000 due by July 31, 1996 with the remaining balance due on January 31, 1997. In consideration for this extended payment schedule, royalties payable to the Company from Heinz Bakery Products for sales in excess of $5 million were reduced from 4% to 3%. The balance owed to Heinz Bakery Products as of March 31, 1996 including accrued interest is approximately $789,000. Repayment of $750,000 of the advanced royalties is guaranteed by Charles N. Loccisano, Chairman of the Company and his wife.

     In order to meet its short term cash requirements, the Company has negotiating commitment fees and marketing rebates from a number of its suppliers. In the forth quarter of 1995, the Company sought a private placement financing transaction to meet its short term capital needs, but was unable to successfully consummate such transaction. In an effort to obtain the long term resources necessary to fully develop the Company's business strategies, the Company retained the Corporate Finance Group at Arthur Andersen LLP in June, 1995 to act as its financial advisor in connection with the exploration of strategic alternatives available to the Company including a possible merger or sale of all or part of the Company.

     As a result of this engagement, in January 1996, the Company reached a non-binding agreement in principle with Arby's, Inc. through which Arby's will purchase the trademarks, service marks, recipes and secret formulas of the Company and simultaneously license back to the Company the ability to operate existing locations and distribute T.J. Cinnamons products through retail grocery outlets. The transaction further provides that the Company will enter into a management agreement with Arby's for the management of the existing franchise system. The proposed transaction as currently contemplated provides for a payment of $1,750,000 at closing, a promissory note in the amount of $1,500,000 which will be paid in fifteen (15) equal installments with a final payment of $250,000 on or before August 31, 1997, and the potential for a contingent payment of up to a maximum of an additional $5,500,000 over time dependant upon the amount of T.J. Cinnamons product sales by Arby's exceeding a minimum base system wide sales of $26.3 million. The closing of this transaction is subject to the completion of due diligence and the negotiation and execution of definitive documentation.

     Consummation of the Arby's transaction is dependant upon the termination of the Heinz License Agreement as well as receipt of shareholder approval under Delaware law. The Company has entered into a preliminary letter agreement with Heinz Bakery Products which provides for the termination of the License Agreement based on a full repayment of the outstanding promissory note (current balance of approximately $789,000) over a period two years. The source of funds necessary to repay the outstanding promissory note will be derived from the Arby's transaction.There can be no assurances that the Company will be able to reach a definitive agreement with Arby's or Heinz, or even if such agreements are reached, that the Company's stockholders will approve the Arby's transaction.

     In the event that the Arby's transaction is not consummated, the Company will reevaluate available alternatives including continuing the financial advisory agreement with the Corporate Finance Group at Arthur Andersen LLP relating to the exploration of strategic alternatives available to the Company including a possible merger or sale of all or part of the Company. If alternative sources of financing are not available in the near term, the Company will be unable to pursue its business plan and may be unable to continue its existing business operations. If the Arby's transaction is not consummated, it is reasonably possible that the estimate of the carrying value of the excess of cost over fair value of net assets, trademark and franchise offering costs will decrease materially in the near term.

     If the Company is able to consummate the Arby's transaction, the Company's operations will be concentrated exclusively on its wholesale development activities. Accordingly, the Company will be entirely dependent on its wholesale operations as its sole source of revenues in addition to the additional revenues generated from the Arby's transaction. The Company intends to apply the proceeds from the Arby's transaction towards a reduction of its existing indebtedness and to provide working capital for its operations. Management believes that funds generated from the Arby's transaction will provide sufficient working capital for its planned grocery product distribution expansion plans for the foreseeable future.

PART II   OTHER INFORMATION


Item 3    DEFAULTS UPON SENIOR SECURITIES

          See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                        T.J. Cinnamons, Inc.




Dated:  May 13, 1996                    By: /s/ Charles N. Loccisano
                                            -----------------------------------
                                            Charles N.Loccisano,
                                            Chairman and Chief Executive Officer




                                        By: /s/ Alan S. Gottlich
                                            -----------------------------------
                                            Alan S. Gottlich, Vice Chairman
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)