Form 10QSB
period 1996-06-30
T J CINNAMONS INC
filed 1996-08-14
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1996 .

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT
          For the transition period from ___________ to _____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [*] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Common Stock, $.01 par value - 2,925,833 shares as of August 12, 1996

                              T.J. Cinnamons, Inc.

Part I FINANCIAL INFORMATION

Item I FINANCIAL STATEMENTS

          INDEX TO FINANCIAL STATEMENTS PAGE                               PAGE

          Balance  Sheets  at  December  31,  1995 and 3 June 30,
          1996.                                                            3

          Statement  of  Operations  for the three months 4 ended
          June 30,  1995 and June 30, 1996 and for the six months
          ended June 30, 1995 and June 30, 1996.                           4

          Statement of Cash Flows for the six months 5 ended June
          30, 1995 and June 30, 1996.                                      5

          Notes to Financial Statements                                    6

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       7

Part II OTHER INFORMATION                                                  13

Item 6 EXHIBITS AND REPORTS ON FORM 8-K                                    13

SIGNATURES                                                                 14

                              T.J. CINNAMONS, INC.
                                  BALANCE SHEET

                                                                  Dec. 31,          June 30,
                                                                    1995             1996
                                                                 (Audited)        (Unaudited)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                     $    51,677      $    23,123
  Accounts receivable, less allowance for doubtful accounts         179,066          220,316
  Prepaid expenses and other current assets,net                      28,065           16,251
                                                                -----------      -----------
        Total current assets                                        258,808          259,690

Property and Equipment, less accumulated
        depreciation and amortization                                49,644           43,552
Excess of Cost over Fair Value of Net Assets Acquired             2,348,374        2,277,213
Organization Costs and Trademarks, at cost, less
    accumulated amortization                                         15,973           11,504
Franchise Offering Costs, less accumulated amortization             106,126           81,407
Deferred Transaction Costs                                               --           64,389
Deferred Income Tax Asset, net of valuation allowance                    --               --
Other Assets                                                          1,230            1,230
                                                                -----------      -----------
    Total Assets                                                $ 2,780,155      $ 2,738,985
                                                                ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                       $   590,505      $   732,877
    Current maturities of long-term debt                            802,708          828,409
    Notes payable from affiliate of stockholders                     23,848          138,170
    Other current liabilities                                        67,500          105,858
                                                                -----------      -----------
        Total current liabilities                                 1,484,561        1,805,314

Long-Term Debt, net of current maturities                            14,000                0
                                                                -----------      -----------
    Total liabilities                                             1,498,561        1,805,314
                                                                -----------      -----------


                              STOCKHOLDERS' EQUITY

Preferred Stock                                                          --               --
Common Stock                                                         29,109           29,109
Additional paid-in capital                                        6,704,421        6,704,421
Accumulated deficit                                              (5,451,936)      (5,799,859)
                                                                -----------      -----------
    Stockholders' equity                                          1,281,594          933,671
                                                                -----------      -----------

    Total Liabilities and Stockholders' Equity                  $ 2,780,155      $ 2,738,985
                                                                ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                              T.J. CINNAMONS, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months               For the Six Months
                                                    Ended June 30,                     Ended June 30,
                                                 1995             1996             1995            1996
Revenue:
    Sales from Company-owned stores
      and wholesale sales                   $    81,437      $   218,944      $   219,737      $   448,947
    Royalties and licensing fees                142,508          132,673          286,628          276,740
    Other                                             0           16,680                0           33,359
        Total revenue                           223,945          368,297          506,365          759,046
                                            -----------      -----------      -----------      -----------


Operating expenses:
    Cost of goods sold                           53,990          199,293          163,710          391,931
    Selling, general and administrative         428,823          387,843          953,648          681,282
                                            -----------      -----------      -----------      -----------
        Total operating expenses                482,813          587,136        1,117,358        1,073,213
                                            -----------      -----------      -----------      -----------


Loss from operations                           (258,868)        (218,839)        (610,993)        (314,167)
                                            -----------      -----------      -----------      -----------


Other income (expense):
    Interest expense, net                       (17,928)         (16,631)         (31,712)         (33,756)
    Loss from equipment disposal                (13,519)               0          (28,281)               0
    Loss from Company-owned
      bakery closing                            (30,000)               0          (30,000)               0
                                            -----------      -----------      -----------      -----------
        Total other income (expense)            (61,447)         (17,299)         (89,993)         (33,756)
                                            -----------      -----------      -----------      -----------


Net loss                                    ($  320,315)     ($  235,649)     ($  700,986)     ($  347,923)
                                            ===========      ===========      ===========      ===========


Net loss per common share                   ($     0.11)     ($     0.08)     ($     0.24)     ($     0.12)
                                            ===========      ===========      ===========      ===========


Weighted average number of
    common shares outstanding                 2,918,635        2,910,833        2,918,635        2,910,833
                                            ===========      ===========      ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                              T.J. CINNAMONS, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                                1995           1996
Cash flow from operating activities:
    Net loss                                                                 ($700,986)     ($347,923)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                          101,459        106,441
        Licensing revenue                                                      (29,575)       (12,500)
        Provision for doubtful accounts                                         23,650         86,706
        Loss from disposal of equipment                                         28,281              0
        Noncash interest expense                                                32,049         29,059
       Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                              12,668       (127,956)
        (Increase) decrease in prepaid expenses and other current assets       (37,687)        11,814
        (Increase) decrease if franchise offering costs                        (65,672)             0
        (Increase) decrease in deferred transaction costs                            0        (64,389)
        (Increase) decrease in other assets                                     27,809              0
        Increase (decrease) in accounts payable and accrued expenses           (60,648)       142,372
        Increase (decrease) in other current liabilities                        32,500         38,358
                                                                             ---------      ---------
        Net cash used in operating activities                                 (636,152)      (138,018)
                                                                             ---------      ---------

Cash flows from investing activities:
    Proceeds from the sale of equipment                                          7,850              0
    Purchases of equipment                                                     (32,573)             0
                                                                             ---------      ---------
        Net cash used in investing activities                                  (24,723)             0
                                                                             ---------      ---------

Cash flows from financing activities:
    Increase in notes payable                                                        0        109,464
    Payment of long term debt                                                  (44,445)             0
                                                                             ---------      ---------
        Net cash provided by (used in) financing activities                    (44,445)       109,464
                                                                             ---------      ---------

Net decrease in cash                                                          (705,320)       (28,554)

Cash at beginning of period                                                    725,046         51,677
                                                                             ---------      ---------
Cash at end of period                                                        $  19,726      $  23,123
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

   Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. There have been no significant changes of accounting policies since December 31, 1995. For comparability, certain 1995 amounts have been reclassified, where appropriate, to conform with the 1996 presentation.

Note 2 - Net Loss Per Common Share

   Net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for each period presented. For purposes of the 1995 computation, shares issuable upon the exercise of all common stock purchase options outstanding with exercise prices below the Initial Public Offering (IPO) price, have been included in weighted average number of shares outstanding, since inception, utilizing the treasury stock method. For purposes of the 1996 computation, common stock equivalents have been excluded from the weighted average shares outstanding since their effect would be antidilutive.

Note 3 - Income Taxes

   No provision (credit) for income taxes has been made for the six months ended June 30, 1996 and 1995 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at June 30, 1996. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at June 30, 1996.

Part I   Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

     RESULTS OF OPERATIONS (for the three and six month periods ended June 30, 1996 compared to the three and six month periods ended June 30, 1995).

     The following tables set forth the components of the Company's revenue:

                                               Three Months Ended June 30,
                                                1995                  1996

    Company-owned bakery sales               $81,437                $55,509
    Product sales                                  0                163,436
    Franchise royalties                      120,324                113,582
    Licensing fees                            22,634                 12,341
    Product rebates                                0                 23,429
                                            --------               --------
                                            $223,945               $368,297
                                            ========               ========


                                               Six Months Ended June 30,
                                                1995                 1996

    Company-owned bakery sales              $219,737               $115,676
    Product sales                                  0                333,272
    Franchise royalties                      245,384                235,090
    Licensing fees                            41,244                 34,900
    Product Rebates                                0                 40,108
                                            --------               --------
                                            $506,365               $759,046
                                            ========               ========


     Company-owned bakery sales decreased by 32% to $55,509 for the three months ended June 30, 1996 from $81,437 for the three months ended June 30, 1995, and decreased by 47% to $115,676 for the six months ended June 30, 1996 from $219,737 for the six months ended June 30, 1995. The sales decrease for the three and six months ended June 30, 1996 resulted from the closing of a Company-owned bakery in May 1995. The bakery was closed because it was not profitable as a result of a severe decline in sales due to mall renovations, and management was unable to negotiate favorable lease restructuring terms.

     Product sales of $163,436 for the three months ended June 30,

     1996 and $333,272 for the six months ended June 30, 1996 are from sales of fresh baked products which are delivered daily to approximately 256 Ralphs Supermarkets on the West Coast. The Company is currently utilizing a West Coast co-packer to manufacture and distribute these fresh-baked T.J. Cinnamons products.

     Franchise royalty revenue decreased by 6% to $113,582 for the three months ended June 30, 1996 from $120,324 for the three months ended June 30, 1995, and decreased by 4% to $235,090 for the six months ended June 30, 1996 from $245,384 for the six months ended June 30, 1995. These decreases in franchise royalties resulted primarily from the closing of franchise bakeries. There were 47 franchised bakeries on June 30, 1996 as compared with 60 franchised bakeries on June 30, 1995. The majority of these closings have resulted from expirations of lease terms and defaults in royalty obligations in below average volume bakeries. Although the Company has taken a number of measures to prevent future closings of franchised bakeries, there can be no assurance that these declines will not continue in the future.

     Licensing fees decreased by 45% to $12,341 for the three months ended June 30, 1996 from $22,634 for the three months ended June 30, 1995, and decreased by 15% to $34,900 for the six months ended June 30, 1996 from $41,244 for the six months ended June 30, 1995. These decreases in license fees are primarily from a decrease in the sales of "proof and bake" cinnamon rolls utilized in various locations under licensing agreements.

     Product rebates of $23,429 for the three months ended March 31, 1996 and $40,108 for the six months ended June 30, 1996 are from various supplier rebates and commitment fees.

     Cost of goods sold increased by 269% to $199,293 for the three months ended June 30, 1996 from $53,990 for the three months ended June 30, 1995, and increased by 139% to $391,931 for the six months ended June 30, 1996 from $163,710 for the six months ended June 30, 1995. These increases are primarily the result of the cost of the product sales to Ralphs Supermarkets as discussed above.

     The cost of goods sold of Company-owned bakery sales expressed as a percentage of bakery sales were 61% during the three months ended June 30, 1996 as compared to 80% for the same period last year, and 61% during the six months ended June 30, 1996 as compared to 80% for the same period last year. These decreases resulted primarily from managements focused efforts to manage costs at the Company-owned bakery level.

     Selling, general and administrative expenses decreased by 10% to $387,354 for the three months ended June 30, 1996 from $428,823 for the three months ended June 30, 1995, and decreased by 29% to $681,461 for the six months ended June 30, 1996 from $953,648 for the six months ended June 30, 1995. These decreases are primarily the result of managements implementation of a cost reduction plan which has resulted in significant decreases in corporate payroll and related costs, legal and consulting costs, and corporate office costs.

     Net interest expense decreased to $16,631 for the three months ended June 30, 1996 from $17,928 for the three months ended June 30, 1995, and increased to $33,756 for the six months ended June 30, 1996 from $31,712 for the six months ended June 30, 1995. This increase in net interest expense for the six months ended June 30, 1996 resulted from an increase in borrowing levels.

     LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had a working capital deficiency of approximately $1,545,000. Included in this working capital deficiency is a promissory note to Heinz Bakery Products in an amount equal to approximately $793,500. In order to finance operating cash flow deficits, the Company has negotiated commitment fees and marketing rebates from a number of its suppliers, and affiliates of two of the principal stockholders of the Company have provided the Company with loans which balances were approximately $138,000 at June 30, 1996. In addition, the Company obtained a short term bridge loan in the amount of $125,000 from Gelt Financial Corporation more fully described below.

     The Company owed approximately $697,800 to various trade and other creditors at June 30, 1996, of which approximately $392,700 was more than 90 days past due. The Company also expects to continue to experience operating cash flow deficits primarily because its current expenses exceed its current revenues. These deficits will be funded by the proceeds from the Gelt Financial Corporation bridge loan and through an increase of short-term liabilities. Although the Company has successfully been able to extend terms with its primary creditors, there can be no assurance that the Company will be able to continue to obtain such favorable terms from its creditors. At June 30, 1996, the Company had accounts receivable net of allowance for doubtful accounts in the amount of $220,316. As a result of the financial difficulties of the Company, it is reasonably possible that the estimate of collectibility of the accounts receivable will decrease materially in the near term.

     The Company used net cash in operating activities in the amount of $138,018 for the six months ended June 30, 1996 as compared to $636,152 for the six months ended June 30, 1995. The Company used no cash in investing activities for the six months ended June 30, 1996 as compared to $24,723 for the six months ended June 30, 1995. The Company generated net cash in financing activities in the amount of $109,464 for the six months ended June 30, 1996 resulting from loans from affiliates of two of the principal stockholders of the Company, as compared net cash used in financing activities in the amount of $44,445 for the six months ended June 30, 1995.

     Since June 1992, Heinz Bakery Products has provided an aggregate of $1,425,000 in advanced royalties to be offset by actual royalties earned, which was used to finance the acquisition of the Company and for working capital. On August 1, 1994, the Company entered into an agreement with Heinz Bakery Products providing for a repayment of $400,000 of advanced royalties, and an extension of the repayment of the remaining advanced royalties over 30 months, with interest at the prime rate, with minimum payments, including earned royalties, of $130,000 due by April 28, 1995, which amount has not been paid to date, and an additional $395,000 due by July 31, 1996, which amount has also not been paid to date, with the remaining balance due on January 31, 1997. The balance owed to Heinz Bakery Products as of June 30, 1996 including accrued interest is approximately $793,500. Repayment of $750,000 of these advanced royalties is guaranteed by Charles Loccisano, the Chairman of the Company.

     In order to meet its short term cash requirements, in July 1996, the Company consummated a short term bridge loan with Gelt Financial
     Corporation ("Gelt") in the amount of $125,000. The Gelt loan bears interest at a rate of prime plus five percent, and is secured by a security interest in the Company's franchise and licensing agreements and royalty income. The Company paid Gelt a placement fee of $15,625 and issued Gelt 15,000 shares of the Company's common stock, resulting in a $26,100 finance charge representing the market value of the Company's common stock at date of issue. As additional security for the loan, an aggregate of 250,000 shares of the Company's common stock held by affiliates of Charles Loccisano, the Chairman and Chief Executive Officer of the Company and Alan Gottlich, the Vice Chairman and Chief Financial Officer of the Company were pledged to Gelt. The Gelt loan will be repaid from the proceeds of the Triarc Restaurant Group transaction as more fully described below.

     In an effort to obtain the long term resources necessary to fully develop the Company's business strategies, the Company retained the Corporate Finance Group at Arthur Andersen LLP in June, 1995 to act as its financial advisor in connection with the exploration of strategic alternatives available to the Company including a possible merger or sale of all or part of the Company. As a result of this engagement, in June 1996, the Company reached a definitive agreement Triarc Restaurant Group d/b/a/ Arby's, Inc. ("Triarc") through which Triarc will purchase the trademarks, service marks, recipes and secret formulas of the Company and simultaneously license back to the Company the ability to operate existing locations and distribute T.J. Cinnamons products through retail grocery outlets. The transaction further provides that the Company will enter into a management agreement with Triarc for the management of the existing franchise system.

     The Triarc transaction provides for a payment of $1,790,000 at closing, of which $25,000 was paid upon the execution of the agreement, a promissory note in the amount of $1,650,000 which will be paid in fifteen (15) equal installments, a promissory note in the amount of $100,000 which will be paid in twenty four (24) equal installments, and the potential for contingent payments of up to a maximum of an additional $5,500,000 over time dependant upon the amount of T.J. Cinnamons product sales by

     Triarc exceeding a minimum base system wide sales of $26.3 million.


     Consummation of the Triarc transaction is dependant upon the termination of the Heinz Bakery Products license agreement as well as receipt of shareholder approval under Delaware law. The Company has entered into an agreement with Heinz Bakery Products which provides for the termination of the License Agreement based on a $600,000 payment upon the closing of the Triarc transaction, and the delivery of a promissory note in the amount of $100,000 payable with interest in equal installments over a two year period with a balloon payment of $50,000. The source of funds necessary to repay the outstanding promissory note will be derived from the Triarc transaction. The Company has filed a Definitive Proxy Statement with the Securities and Exchange Commission seeking a vote from its shareholders to approve the transaction. The Definitive Proxy Statements were mailed to all shareholders of record on July 31, 1996, and the vote will take place at the Company's annual meeting of its shareholders scheduled on August 27, 1996. There can be no assurances that the Company's shareholders will approve the Triarc transaction.

     Following the closing of the Triarc transaction, the Company's operations will be concentrated exclusively on its wholesale development activities. Accordingly, the Company will be entirely dependent on its wholesale operations as its sole source of revenues in addition to the additional revenues generated from the Triarc transaction. The Company intends to apply the proceeds from the Triarc transaction towards a reduction of its existing indebtedness and to provide working capital for its operations. Management believes that funds generated from the Arby's transaction will provide sufficient working capital for its planned grocery product distribution expansion plans for the foreseeable future.

     In the event that the Company does not receive shareholder approval under Delaware law and the Triarc transaction is not consummated, the Company will reevaluate available alternatives including continuing the financial advisory agreement with the Corporate Finance Group at Arthur Andersen LLP relating to the exploration of strategic alternatives available to the Company including a possible merger or sale of all or part of the Company. If alternative sources of financing are not available in the near term, the Company will be unable to pursue its business plan and may be unable to continue its existing business operations. If the Triarc transaction is not consummated, it is reasonably possible that the estimate of the carrying value of the excess of cost over fair value of net assets, trademark and franchise offering costs will decrease materially in the near term.

PART II   OTHER INFORMATION

Item 3    DEFAULTS UPON SENIOR SECURITIES

          See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits

          (b)  On June 18, 1996 the  registrant  filed a Current  Report on Form
               8-K covering Item 5, Other Information, disclosing the registrants execution of a definitive purchase agreement with Triarc Restaurant Group.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                           T.J. Cinnamons, Inc.


Dated: August 12, 1996                  By: /s/ Charles N.Loccisano
                                            -----------------------------------
                                            Charles N.Loccisano,
                                            Chairman and Chief Executive Officer


                                        By: /s/ Alan S. Gottlich
                                            -----------------------------------
                                            Alan S. Gottlich, Vice Chairman
                                            and Chief Financial Officer
                                            (Principal Accounting Officer)