Form 10QSB
period 1996-09-30
PARAMARK ENTERPRISES INC
filed 1996-11-14
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT
          For the transition period from _________ to _________

                  Commission file number  0-23026

                           Paramark Enterprises, Inc.
        (Exact name of small business issuer as specified in its charter)

         Delaware                                      22-3261564
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes * No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock, $.01  par value - 2,925,833 shares as of November 12, 1996

                            Paramark Enterprises Inc.

Part I  FINANCIAL INFORMATION

Item I  FINANCIAL STATEMENTS

       INDEX TO FINANCIAL STATEMENTS                                 PAGE

       Balance Sheets at December 31, 1995 and                         3
       September 30, 1996.

       Statement of Operations for the three months                    4
       ended September 30, 1995 and September 30, 1996 and for the nine months ended September 30, 1995 and September 30, 1996.

       Statement of Cash Flows for the nine months ended               5
       September 30, 1995 and September 30, 1996.

       Notes to Financial Statements                                   6


Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

Part II OTHER INFORMATION                                             13

Item 6  EXHIBITS AND REPORTS ON FORM 8-K                              13


SIGNATURES                                                            14

                           PARAMARK ENTERPRISES, INC.
                                  BALANCE SHEET

                                                                      December 31,      September 30,
                                                                         1995               1996
                                                                      (Audited)         (Unaudited)

                                     ASSETS
Current Assets:
  Cash and cash equivalents                                            $51,677            $337,802
  Accounts receivable, less allowance for doubtful accounts            179,066             104,923
  Notes Receivable - short term                                              0           1,370,000
  Prepaid expenses and other current assets                             28,065               5,220
                                                                   -----------         -----------
        Total current assets                                           258,808           1,817,946

Property and Equipment, less accumulated
        depreciation and amortization                                   49,644              43,205
Excess of Cost over Fair Value of Net Assets Acquired                2,348,374             543,750
Notes Receivable - long term                                                 0             380,000
Organization Costs and Trademarks, at cost, less
    accumulated amortization                                            15,973                   0
Deferred Income Tax Asset, net of valuation allowance                        0                   0
Franchise Offering Costs                                               106,126                   0
Other Assets                                                             1,230               1,230
                                                                   -----------         -----------
    Total Assets                                                    $2,780,155          $2,786,131
                                                                   ===========         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                             $590,505            $428,955
    Current maturities of long-term debt                               802,708             115,000
    Notes payable from affiliate of stockholders                        23,848              10,143
    Other current liabilities                                           67,500              64,179
                                                                   -----------         -----------
        Total current liabilities                                    1,484,561             618,277

Long-Term Debt, net of current maturities                               14,000              20,000
                                                                   -----------         -----------
    Total liabilities                                                1,498,561             638,277
                                                                   -----------         -----------

                              STOCKHOLDERS' EQUITY

Preferred Stock                                                              0                   0
Common Stock                                                            29,109              29,259
Additional paid-in capital                                           6,704,421           6,730,671
Accumulated deficit                                                 (5,451,936)         (4,612,075)
                                                                   -----------         -----------
    Stockholders' equity                                             1,281,594           1,947,854
                                                                   -----------         -----------

    Total Liabilities and Stockholders' Equity                      $2,780,155          $2,786,131
                                                                   ===========         ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three Months                     For the Nine Months
                                                        Ended September 30,                     Ended September 30,
                                                     1995               1996                 1995                1996
Revenue:
    Sales                                           $74,959            $209,276            $294,696            $658,223
    Royalties and fees                              157,886              45,428             444,514             322,168
    Product Rebate                                        0              16,679                   0              50,038
                                                -----------         -----------         -----------         -----------
        Total revenue                               232,845             271,382             739,210           1,030,428


Operating expenses:
    Cost of goods sold                               40,837             143,540             204,547             535,471
    Selling, general and administrative             321,585             242,682           1,275,233             923,964
    Management Fees                                       0               8,700                   0               8,700
                                                -----------         -----------         -----------         -----------
        Total operating expenses                    362,422             394,922           1,479,780           1,468,135
                                                -----------         -----------         -----------         -----------


Loss from operations                               (129,577)           (123,540)           (740,570)           (437,707)
                                                -----------         -----------         -----------         -----------


Other income (expense):
    Interest expense, net                           (16,673)            (96,974)            (48,385)           (130,730)
    Gain from the sale of assets                          0           1,270,277                   0           1,270,277
    Other income                                          0             138,020                   0             138,020
    Loss from equipment disposal                          0                   0             (28,281)                  0
    Overaccrual/Loss from bakery closing             20,000                   0             (10,000)                  0
                                                -----------         -----------         -----------         -----------
        Total other income (expense)                  3,327           1,311,323             (86,666)          1,277,567
                                                -----------         -----------         -----------         -----------


Net income (loss)                                 ($126,250)         $1,187,783           ($827,236)           $839,860
                                                ===========         ===========         ===========         ===========


Net income (loss) per common share                   ($0.04)              $0.40              ($0.28)              $0.28
                                                ===========         ===========         ===========         ===========


Weighted average number of
    common shares outstanding                     2,918,635           2,996,615           2,918,635           2,979,323
                                                ===========         ===========         ===========         ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the Nine Months
                                                                                       Ended September 30,
                                                                                     1995                1996
Cash flow from operating activities:
    Net income (loss)                                                             ($827,236)           $839,860
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                               154,679             132,462
        Licensing revenue                                                           (44,575)            (12,500)
        Provision for doubtful accounts                                             (23,074)             87,018
        Gain from the sale of assets                                                      0          (1,270,277)
        Gain on debt discharge                                                            0             (93,409)
       Loss from disposal of equipment                                               28,280                   0
        Noncash interest expense                                                     47,070              70,672
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                   50,075             (97,322)
        (Increase) decrease in prepaid expenses and other current assets            (22,060)             22,845
        (Increase) decrease if franchise offering costs                             (65,670)                  0
        (Increase) decrease in other assets                                          54,185                   0
        Increase (decrease) in accounts payable and accrued expenses                (35,997)           (161,550)
        Increase (decrease) in other current liabilities                             45,000              (3,321)
                                                                                -----------         -----------
        Net cash used in operating activities                                      (639,323)           (485,522)
                                                                                -----------         -----------


Cash flows from investing activities:
    Proceeds from the sale of equipment                                               7,850                   0
    Purchases of equipment                                                          (32,573)             (2,700)
    Net proceeds from the sale of assets                                                  0           1,408,123
                                                                                -----------         -----------
        Net cash provided by (used) in investing activities                         (24,723)          1,405,423
                                                                                -----------         -----------


Cash flows from financing activities:
    Proceeds from issuance of common stock                                                0                 150
    Proceeds from notes payable                                                           0             101,500
    Payment of notes payable                                                        (52,875)           (721,721)
    Net repayments of notes payable to affiliates                                         0             (13,705)
                                                                                -----------         -----------
        Net cash used in financing activities                                       (52,875)           (633,776)
                                                                                -----------         -----------

Net increase (decrease) in cash                                                    (716,921)            286,125

Cash at beginning of period                                                         725,046              51,677
                                                                                -----------         -----------

Cash at end of period                                                                $8,125            $337,802
                                                                                ===========         ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           Paramark Enterprises, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

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


Note 2 - Net Income (Loss) Per Common Share

    Net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for each period presented. For purposes of the 1995 computation, shares issuable upon the exercise of all common stock purchase options outstanding with exercise prices below the Initial Public Offering (IPO) price, have been included in weighted average number of shares outstanding, since inception, utilizing the treasury stock method. For purposes of the 1996 computation, shares issuable upon the exercise of all common stock purchase options outstanding with exercise prices below the market price, have been included in weighted average number of shares outstanding utilizing the treasury stock method.


Note 3 - Income Taxes

    No provision (credit) for income taxes has been made for the nine months ended September 30, 1996 and 1995 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 1996. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at September 30, 1996.

Note 4 - Sale of Assets

    In August 1996, the Company closed a purchase agreement with Triarc Restaurant Group d/b/a/ Arby's, Inc. ("Triarc") through which (a) Triarc purchased the trademarks, service marks, recipes and secret formulas of the Company, (b) Triarc licensed back to the Company the rights to operate existing franchised bakery locations and to distribute T.J. Cinnamons products through retail grocery outlets, and (c) the Company entered into a management agreement with Triarc to manage the franchise system.

    The Company received payments of $25,000 at the execution of the agreement, $1,765,000 at the closing, a promissory note in the amount of $1,650,000 which is being paid in fifteen (15) equal monthly installments beginning October 1, 1996, a promissory note in the amount of $100,000 which is being paid in twenty four (24) equal monthly installments beginning October 1, 1996. In addition, the purchase agreement the potential for contingent payments of up to a maximum of an additional $5,500,000 over time dependant upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million. Pursuant to the terms of the purchase agreement, T.J. Cinnamons, Inc. changed its name to Paramark Enterprises, Inc.

    Simultaneous with the closing of the Triarc transaction, the Company entered into an agreement with Heinz Bakery Products to terminate the 1992 manufacturing and license agreement. Under the terms of the agreement, the Company paid Heinz Bakery Products $600,000 at closing, and assigned to Heinz the Triarc promissory note in the amount of $100,000 payable with interest in equal installments over a two year period.


Note 5 - Short Term Bridge Financing

    In July 1996, the Company consummated a short term bridge loan with Gelt Financial Corporation ("Gelt") in the amount of $125,000. The terms of the Gelt loan provided interest at a rate of prime plus five percent, and a placement fee of $15,625 together with 15,000 shares of the Company's common stock. This issuance of common stock resulted in a $26,100 finance charge representing the market value of the Company's common stock at date of issue. This Gelt loan was fully repaid from the proceeds of the Triarc transaction.

Part I   Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

    RESULTS OF OPERATIONS (for the three and nine month periods ended September 30, 1996 compared to the three and nine month periods ended September 30,
    1995).

    The following tables set forth the components of the Company's revenue:

                                       Three Months Ended September 30,
                                           1995               1996

     Company-owned bakery sales           $74,959           $59,081
     Product sales                              0           150,193
     Franchise royalties                  140,431            52,178
     Licensing fees                        17,455                 0
     Product Rebates                            0             9,930
                                         --------          --------
     Total Revenue                       $232,845          $271,382
                                         ========          ========


                                       Nine Months Ended September 30,
                                           1995              1996

     Company-owned bakery sales          $294,696          $174,757
     Product sales                              0           483,465
     Franchise royalties                  385,815           287,268
     Licensing fees                        58,699            34,900
     Product Rebates                            0            50,038
                                       ----------        ----------
     Total Revenue                       $739,210        $1,030,428
                                       ==========        ==========


    Company-owned bakery sales decreased by 21% to $59,081 for the three months ended September 30, 1996 from $74,959 for the three months ended September 30, 1995, and decreased by 41% to $174,757 for the nine months ended September 30, 1996 from $294,696 for the nine months ended September 30, 1995. The sales decrease for the three months ended September 30, 1996 resulted from a decline in mall traffic due to a number of vacancies in the mall, and the sales decrease for the nine months ended September 30, 1996 resulted from the closing of a Company-owned bakery in May 1995. The bakery was closed because it was not profitable as a result of a severe decline in sales due to mall renovations, and management was unable to negotiate favorable lease restructuring terms.

    Product sales of $150,193 for the three months ended September 30, 1996 and $483,465 for the nine months ended September 30, 1996 are from sales of fresh baked products which are delivered daily to approximately 250 Ralphs Supermarkets on the West Coast. During these periods, the Company utilized a West Coast co-packer to manufacture and distribute these fresh-baked T.J. Cinnamons products. In October, 1996, the Company entered into a lease for a production facility located in Santa Ana, California. The facility is 22,000 square feet, and has been a health approved bakery for the past eight years. The facility has freezer and refrigeration equipment, and the Company anticipates start-up costs for equipment and leasehold improvements of approximately $85,000. The Company expects to begin production and direct selling to the Ralphs Supermarket account in November, 1996.

    The Company has aligned itself with two primary food brokers to assist in the development of its sales and marketing plans. The one group of food brokers are located in Southern California, and has specific grocery store regional focus on the West Coast. The other group of food brokers specialize in Wholesale Club stores nationwide. The Company is targeting three primary products for its initial selling effort: 4-Pack Petite Cinnamon Rolls, 24-Pack Mini Cinni Rolls and Cinnachips. The 24-Pack Mini Cinni Rolls will be targeted to the Wholesale Club stores, while the 4-Pack Petite Cinnamon Rolls will be targeted to retail supermarket chains. The Cinnachips are shelf stable and ideal for dry distribution, and will be sold in 20 ounce containers in Wholesale Club stores, and 8 ounce containers in supermarket stores.

    Franchise royalty revenue decreased by 63% to $52,178 for the three months ended September 30, 1996 from $140,431 for the three months ended September 30, 1995, and decreased by 26% to $287,268 for the nine months ended September 30, 1996 from $385,815 for the nine months ended September 30, 1995. These decreases in franchise royalties result primarily from the terms of the Triarc purchase agreement requiring the Company to provide franchisees an offer to forgive all royalties for the period August, 1996 through January, 1997 in exchange for a general release against the Company. Franchisees representing approximately 75% of the franchised bakery units entered into these general release agreements.

    Licensing fees decreased from $17,455 for the three months ended September 30, 1995 to $0 for the three months ended September 30, 1996, and decreased from $58,699 for the nine months ended September 30, 1995 to $34,900 for the nine months ended September 30, 1996. These decreases in license fees are primarily from a decreases in the sales of "proof and bake" cinnamon rolls utilized in various locations under licensing agreements. In

    August, 1996, the Company terminated its trademark and technology license agreement with Heinz Bakery Products which was a condition for the closing of the Triarc Restaurant Group transaction.

    Product rebates of $9,930 for the three months ended September 30, 1996 and $50,038 for the nine months ended September 30, 1996 are from various supplier rebates and commitment fees.

    Cost of goods sold increased by 251% to $143,540 for the three months ended September 30, 1996 from $40,837 for the three months ended September 30, 1995, and increased by 162% to $535,471 for the nine months ended September 30, 1996 from $204,547 for the nine months ended September 30, 1995. These increases are primarily the result of the cost of the product sales to Ralphs Supermarkets as discussed above.

    The cost of goods sold of the Company-owned bakery sales expressed as a percentage of bakery sales were 51% during the three months ended September 30, 1996 as compared to 54% for the same period last year, and 58% during the nine months ended September 30, 1996 as compared to 69% for the same period last year. These decreases resulted primarily from managements focused efforts to manage costs at the Company-owned bakery level.

    Selling, general and administrative expenses decreased by 4% to $309,629 for the three months ended September 30, 1996 from $321,585 for the three months ended September 30, 1995, and decreased by 22% to $990,911 for the nine months ended September 30, 1996 from $1,275,233 for the nine months ended September 30, 1995. These decreases are primarily the result of managements implementation of a cost reduction plan which has resulted in significant decreases in corporate payroll and related costs, legal and consulting costs, and corporate office costs.

    Management fees of $8,700 for the three months and nine months ended September 30, 1996 represent fees paid to Triarc Restaurant Group pursuant to the terms of the management agreement whereby Triarc receives a management fee equal to all royalty fees collected under the existing franchise agreements.

    Net interest expense increased to $96,974 for the three months ended September 30, 1996 from $16,673 for the three months ended September 30, 1995, and increased to $130,730 for the nine months ended September 30, 1996 from $48,385 for the nine months ended September 30, 1995. These increases in net interest expense for the three and nine months ended September 30, 1996 resulted from an initial loan fees and interest incurred on the Gelt Financial loan, and loans from affiliates of two of the principal stockholders of the Company.

    Gain from the sale of assets of $1,270,277 for the three and nine months ended September 30, 1996 results from the sale of certain assets to Triarc pursuant to the terms of a purchase agreement.

    Other income of $138,020 for the three and nine months ended September 30, 1996 is primarily the result of a forgiveness of indebtedness due to Heinz Bakery Products in the amount of approximately $93,500 pursuant to the terms of the termination agreement, and reductions in accounts payable and accrued liabilities resulting from discounted settlements and write offs.


    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company had a working capital surplus of approximately $1,200,000.

    The Company owed approximately $388,200 to various trade and other creditors at September 30, 1996, of which approximately $280,000 was more than 90 days past due. The Company expects to negotiate discounts and payment plans with a majority of the past due accounts. The Company expects to continue to experience cash flow deficits from its operating activities primarily because its current expenses exceed its current revenues. These deficits will be funded by the Triarc notes receivable payments.

    The Company used net cash in operating activities in the amount of $485,522 for the nine months ended September 30, 1996 as compared to $639,323 for the nine months ended September 30, 1995. The Company generated net cash from investing activities in the amount of $1,405,423 for the nine months ended September 30, 1996 resulting from net proceeds from the sale of assets, as compared to net cash used in investing activities in the amount of $24,723 for the nine months ended September 30, 1995. The Company used net cash in financing activities in the amount of $633,776 for the nine months ended September 30, 1996 resulting from repayments of notes payable, as compared net cash used in financing activities in the amount of $52,875 for the nine months ended September 30, 1995.

    In July 1996, the Company consummated a short term bridge loan with Gelt in the amount of $125,000. The terms of the Gelt loan provided for interest at a rate of prime plus five percent, and a placement fee of $15,625 together with 15,000 shares of the Company's common stock. This issuance of common stock resulted in a $26,100 finance charge representing the market value of the Company's common stock at date of issue. As additional security for the loan, an aggregate of 250,000 shares of the Company's common stock held by affiliates of Charles Loccisano, the Chairman and Chief Executive Officer of the Company and Alan Gottlich, the Vice Chairman and Chief Financial Officer of the Company were pledged to Gelt. The Gelt loan was fully repaid from the proceeds of the Triarc Restaurant Group transaction.

    In August 1996, the Company closed a purchase agreement with Triarc Restaurant Group d/b/a/ Arby's, Inc. ("Triarc") through which (a) Triarc purchased the trademarks, service marks, recipes and secret formulas of the Company, (b) Triarc licensed back to the Company the rights to operate existing franchised bakery locations and to distribute T.J. Cinnamons products through retail grocery outlets, and (c) the Company entered into a management agreement with Triarc to manage the franchise system.

    The Company received payments of $25,000 at the execution of the agreement, $1,765,000 at the closing, a promissory note in the amount of $1,650,000 which is being paid in fifteen (15) equal monthly installments beginning October 1, 1996, a promissory note in the amount of $100,000 which is being paid in twenty four (24) equal monthly installments beginning October 1, 1996. In addition, the purchase agreement the potential for contingent payments of up to a maximum of an additional $5,500,000 over time dependant upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million. Pursuant to the terms of the purchase agreement, T.J. Cinnamons, Inc. changed its name to Paramark Enterprises, Inc.

    Simultaneous with the closing of the Triarc transaction, the Company entered into an agreement with Heinz Bakery Products to terminate the 1992 manufacturing and license agreement. Under the terms of the agreement, the Company paid Heinz Bakery Products $600,000 at closing, and assigned to Heinz the Triarc promissory note in the amount of $100,000 payable with interest in equal installments over a two year period.

    Following the closing of the Triarc transaction, the Company's operations have been concentrated exclusively on its wholesale development activities. Accordingly, the Company is entirely dependent on its wholesale operations as its sole source of revenues in addition to the additional revenues generated from the Triarc transaction. The Company has applied the proceeds from the Triarc transaction towards a reduction of its existing indebtedness and to provide working capital for its operations. Management believes that funds generated from the Triarc transaction will provide sufficient working capital for its planned grocery product manufacturing and distribution expansion plans at least through December, 1997.

PART      II OTHER INFORMATION


Item      3 DEFAULTS UPON SENIOR SECURITIES

          None

Item      6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)       No exhibits

          (b) On September 6, 1996 the registrant filed a Current Report on Form 8-K/A covering Item 2, Acquisition or Disposition of assets, disclosing the closing of the purchase agreement with Triarc Restaurant Group, and Item 7, Financial Statements and Exhibits, filing pro-forma financial information required pursuant to Article XI of Regulation S-X.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                   Paramark Enterprises, Inc.


Dated: 11/13/96                    By: /s/ Charles N.Loccisano
                                   --------------------------------------------
                                           Charles N.Loccisano,
                                           Chairman and Chief Executive Officer


                                   By: /s/ Alan S. Gottlich
                                   --------------------------------------------
                                           Alan S. Gottlich, Vice Chairman
                                           and Chief Financial Officer
                                           (Principal Accounting Officer)