Form 10KSB
period 1996-12-31
PARAMARK ENTERPRISES INC
filed 1997-03-28
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996.
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from to

                         Commission file number 0-23026

                           PARAMARK ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                           22-3261564
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

    135 Seaview Drive
   Secaucus, New Jersey                                 07094
  (Address of principal                               (Zip Code)
    executive offices)

Registrant's telephone number including area code:      (201) 422-0910

Securities registered pursuant to Section 12 (b) of the Act:   None

Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
                                (Title of Class)

                                Class A Warrants
                                (Title of Class)

                                Class B Warrants
                                (Title of Class)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. Yes X No

         The issuer's revenues for the fiscal year ended December 31, 1996 were $1,489,900.

         As of December 31, 1996, there were 3,068,833 shares of Common Stock, 1,453,000 Class A Warrants, and 557,750 Class B Warrants outstanding. Based on the average high and low bid prices of the Common Stock on February 28, 1997, the approximate aggregate market value of Common Stock held by non-affiliates was $4,432,200 (1).


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 1997 Definitive Proxy Statement, which statement will be filed not later that 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

         Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, and the Registrant's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1994 and December 31, 1995 as listed in response to Item 13(a)(2).



         Transitional Small Business Disclosure Format (check one): Yes   No X


         (1) The aggregate dollar value of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the average of the high and low bid prices for the Company's Common Stock on February 28, 1997. The information provided shall in no way be construed as an admission that any officer, director or 10% stockholder in the Company may or may not be deemed an affiliate of the Company, or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

General

         For a discussion of certain factors which should be considered in evaluating the Company and its business, see "Investment Considerations".

         Paramark Enterprises, Inc., formerly T.J. Cinnamons, Inc. (the "Company") was one of the first operators and franchisors of retail bakeries specializing in gourmet cinnamon rolls and related products in the United States. The Company owns and operates one wholesale production facility and one retail bakery. The Company, a Delaware corporation formed in August 1993, is successor by merger to Signature Acquisition Corp., a New Jersey corporation formed in October 1991 and Signature Foods, Inc., a Missouri corporation formed in December 1985.

         In June 1992, control of the Company was acquired by current management with the intention of implementing a focused business plan designed to further develop and capitalize on what management believed to be brand equity beyond the scope of its current points of distribution. The Company's business plan has centered on leveraging the T.J. Cinnamons brand equity to expand distribution by implementing three interrelated strategies: (1) expand the Company's franchised bakery system, (2) explore opportunities to offer the Company's products in non-traditional retailing environments, and (3) expand opportunities to offer the Company's cinnamon roll and related products in supermarkets and other grocery outlets.

         With insufficient capital to fully implement the foregoing business plan, in June 1995 the Company retained the Corporate Finance Group at Arthur Andersen LLP to act as its financial advisor in connection with the exploration of strategic alternatives available to the Company. As a result of this engagement, in June, 1996 the Company executed a definitive agreement with Triarc Restaurant Group (formerly known as Arby's, Inc.) for the sale of its intellectual property and a simultaneous license of certain of the intellectual property back to the Company for the purposes of continuing to distribute T.J. Cinnamons products through retail grocery outlets, operate one existing retail bakery, and continuing to act as franchisor under the existing franchise agreements subject to a management agreement.

         The Triarc Restaurant Group Transaction. On August 29, 1996 the Company sold certain of its operating assets, comprised of the "T.J. Cinnamons" and other related trade names, trademarks, service marks, logos, signs, emblems, distinctive recipes, secret formulas and technical information ( the "Intellectual Property") , and assigned to TJ Holding Company, Inc. (a newly formed wholly owned subsidiary of Triarc Restaurant Group) various manufacturer and distributor agreements. Triarc Restaurant Group ("Triarc") operates and franchises approximately 3,000 single and multi-branded restaurant concepts under the names Arby's, ZuZu's, p.t. Noodles and Arby's Roast Town.

         Under terms of the transaction, Triarc entered into a license agreement with the Company for an initial term of 20 years, together with three 20 year renewal options and one 19 year renewal option, granting the Company the rights to use the Intellectual Property for the primary purpose of expanding its sales of T.J. Cinnamons branded products through wholesale channels of distribution. The Company also entered into a management agreement pursuant to which TJ Holding Company, Inc. is acting as the Company's manager for the purposes of fulfilling the Company's obligations under its existing franchise agreements.

         The aggregate base purchase price of the Intellectual Property was $3,540,000, with $1,790,000 paid at the closing, $1,650,000 paid in the form of a 15 month promissory note, and $100,000 paid in the form of a 24 month promissory note. In addition, the transaction provides for additional conditional payments of up to $5.5 million. Such additional payments commence on August 29, 1998 based on 2% of gross sales of T.J. Cinnamons branded products in Triarc retail outlets exceeding $26.3 million annually for a period of 48 months, and 1% of gross sales for a period of 36 months thereafter.

         Under the terms of the purchase agreement (the "Purchase Agreement"), the Company agreed to the following covenants: (a) that it will not declare a dividend on any class of stock prior to August 29, 1997, (b) that it will pay all outstanding liabilities as of August 29, 1996 prior to November 29, 1997, and (c) that it terminate its Trademark and Technology License Agreement with Heinz Bakery Products. Pursuant to the terms of the purchase agreement, the Company changed its name from T.J. Cinnamons, Inc. to Paramark Enterprises, Inc.

         With the completion of the Triarc agreement, the Company is no longer pursuing the retail bakery and non-traditional bakery development strategies, and is now poised to focus its energies on the wholesale manufacturing and distribution of the T.J. Cinnamons branded products. The structure of the transaction allows the Company to benefit from Triarc's extensive operational and financial resources. As Triarc develops the T.J. Cinnamons brand in planned Arby's/T.J. Cinnamons co-branded restaurant units, the Company will benefit from a further consumer brand awareness which will complement its wholesale distribution strategy.

         As of the date of this report, Triarc has developed thirteen Arby's/T.J. Cinnamons test locations in various markets in the U.S. The sales of T.J. Cinnamons products in these units are exceeding the Company's original expectations. Triarc is currently completing the registrations of the franchise offering materials and expects to roll-out the dual branded units to their franchise system later this year.

         Subsequent to the closing of the Triarc transaction, the Company and Orange Bakery, Inc. ("Orange") jointly developed a pre-proofed frozen cinnamon roll utilizing the T.J. Cinnamons formulations. The pre-proofed frozen cinnamon rolls are fully prepared, proofed and blast frozen cinnamon rolls. These products are stored and shipped frozen, thawed at the retail stores, and baked fresh daily. The advantages of the pre-proofed cinnamon rolls are (1) ease of baking, (2) limited production space needed in retail outlets, (3) consistency of quality, (4) reduced waste, and (5) improved efficiency and labor savings. The Company introduced

Orange and the pre-proofed products to Triarc, and Orange was successful in selling the pre-proofed products to Triarc where they are currently being used in all test locations.

         The Company entered into an agreement with Orange whereby Orange will provide the Company a fee equal to six and one-half percent (6.5%) of net sales by Orange to Triarc or any of its affiliates in consideration for marketing, brokerage and research and development services. The Company has also entered into a brokerage agreement with a food broker on the west coast who introduced the Company to Orange, providing a finders fee equal to one half percent (0.5%) of net sales by Orange to Triarc of any of its affiliates.

         Wholesale Distribution. In June, 1992 the Company entered into an exclusive 20 year manufacturing and licensing agreement with Heinz Bakery Products ("Heinz"). Pursuant to this agreement, Heinz provided the Company with $1,425,000 in advanced royalties, and began to market the Company's cinnamon roll products initially as a "proof and bake" frozen dough and later as a "thaw and serve" program. The Company did not achieve its expected results from its relationship with Heinz, and on August 29, 1996, the Company entered into an agreement with Heinz to terminate the manufacturing and licensing agreement and satisfy the balance due under promissory note (approximately $795,000 representing the balance of unearned advanced royalties) based on the following terms: (1) a payment of $600,000 on August 29, 1996, and (2) the assignment of the $100,000 24 month promissory note receivable from Triarc.

         In December 1995 the Company began supplying two varieties of its fresh baked cinnamon roll products delivered daily to an estimated 250 Ralphs Supermarkets on the West Coast as a test. The Company utilized a West Coast co-packer to manufacture and distribute these fresh-baked T.J. Cinnamons products. These sales began in December, 1995, and the monthly sales averaged $50,000, validating the Company's plan to directly engage in the manufacturing, marketing and sales of T.J. Cinnamons branded products to retail grocery outlets. With the termination of the Heinz agreement and the success of the Ralphs Supermarket test, in October, 1996 the Company terminated its relationship with its West Coast co-packer, and began to directly engage in the manufacturing and sales of an expanded product line marketed to supermarket and membership club stores.

         Manufacturing Facility. In October, 1996, the Company leased a 22,000 square foot baking production facility in Santa Ana, California. This facility has been a health approved baking facility for the past eight years, and the lease includes use of certain existing equipment. The term of the lease is 14 months, with a right to negotiate a new lease in the event the adjacent tenant does not execute its option to lease the facility. In October 1996 the Company formed Interbake Brands, Inc., a Delaware corporation, as a wholly owned subsidiary to conduct all wholesale bakery operations. The Company invested $270,000 in Interbake Brands, Inc. to fund various start-up costs including working capital. The Company acquired mostly reconditioned equipment all of which is removable in the event the Company is not able to structure a permanent lease agreement, and is forced to relocate to a new facility.

         Sales and Marketing. To develop its wholesale sales, the Company will initially focus its selling efforts in three geographic areas through alliances with the following three key food brokerage groups: (a) Le Grand Marketing, representing retail grocery stores California; (b) American Sales and Marketing, representing membership club stores nationwide and retail grocery stores in the mid-west, and (c) Douglas Sales, representing retail grocery stores in the New York Tri-State area. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company is supporting all initial sales with a marketing budget for in-store sampling and demonstrations and store circular promotions. The Company is currently developing various marketing materials including a company brochure, product specification sheets and merchandising materials, and will be presenting its products at the Retail Bakers Association convention in Chicago in April, 1997 and the International Dairy, Deli and Bakery Association convention in Orlando in June, 1997.

         The Company is focusing its initial marketing efforts on the following core products: (a) T.J. Cinnamons Gourmet Cinnamon Rolls and Gourmet Sticky Rolls; (b) T.J. Cinnamons CinnaChips; and (c) Gourmet Rugalach. The cinnamon rolls are currently merchandised in 4-roll 16 ounce packages of both original and sticky varieties, and 16-roll and 24-roll packages of one ounce mini cinnamon rolls. The Company has developed a mass production process to produce the CinnaChip products which are similar to bagel chips made from cinnamon rolls utilizing a double bake process. The Cinnachips are currently sold in plastic clam shell tub containers ranging in size from 8 ounces to 20 ounces. The Company has also developed its own signature line of gourmet rugalach. These rugalach are made utilizing the Company's own recipe in the following flavor varieties: chocolate chip, cinnamon apple, raspberry walnut and apricot pecan. The Company plans to market these rugalach under a new brand name sold in clear plastic containers ranging from 7 ounces to 22 ounces.

         The cinnamon roll products are baked fresh and distributed daily through independent distributors or the supermarket chains internal distribution systems. The cinnamon roll products have a 5 to 7 day shelf life, the CinnaChips have a 90 day shelf life, and the rugalach have a 45 day shelf life. All cinnamon roll products currently sold in southern California are baked fresh and distributed daily to the supermarkets and membership club stores through an outside distributor or through the supermarket chains in-house distribution system. The Company intends to freeze all cinnamon roll and rugalach products for distribution outside of southern California. These products will be fully baked and packaged, and will be shipped and distributed frozen to be thawed at the supermarket and sold as a fresh product in the in-store bakery section of the supermarkets. All CinnaChip products are distributed through dry distribution due to their extended shelf life.

         The Company is currently selling products to the following accounts:
Ralphs Supermarkets, Price/Costco, Hughs Supermarkets, and FEDCO. In December, 1996, the Company sold nine full truck loads (64,800 units) of its 20 ounce Cinnachip products to 71 Price/Costco warehouses in California. In addition, the Company sold approximately 45,000 packages of its cinnamon roll products to Price/Costco and Ralphs supermarkets. Recently the

Company began selling its 10 ounce Cinnachips to the Ralphs Supermarkets, Hughs Family Markets and FEDCO chains representing approximately 325 locations.

         The Santa Ana manufacturing facility has a capacity estimated to be approximately $10 million. The Company intends to develop a manufacturing facility in the New York area at a point when the Santa Ana facility is nearing its capacity and east coast sales have been sufficiently developed to warrant the investment.

         Quality Control. The Company's products are produced in accordance with the Company's recipes, quality standards and proprietary formulations. In order to maintain the high quality of its bakery products, the Company maintains specifications for its ingredients. The Company is not dependent on any one supplier for its ingredients and only those ingredients that meet specified criteria are selected. Ingredients are carefully inspected by the Company before they enter its plant. Product consistency is ensured by inspection at critical flow points by quality assurance employees, although all workers are responsible for monitoring the quality of the product and may stop the production process, if necessary. Product sampling occurs on the production floor to ensure that products are consistent with the Company's standards.

         Provisions and Supplies. The Company's dry mix products are produced by Williams Foods, Inc. in accordance with the T.J. Cinnamons proprietary secret formulas and quality standards. The proprietary cinnamon spice formulation is produced by McCormick & Company, Inc., various other proprietary blends are produced by Dawn Foods, Inc., and proprietary paper products are purchased from a number of manufactures. Although the Company's relationship with its suppliers is generally on an order-by-order basis, the Company believes alternate sources of supply for all essential food and paper products are available, or on short notice can be made available, at comparable prices. The Company negotiates directly with its suppliers for all primary food and paper ingredients, and beverage products sold at its bakery, to ensure adequate supply and to obtain competitive prices.

         Government Regulations. The Company is subject to various federal, state, and local laws affecting its business. The Company's bakeries are subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standards. The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and working conditions.

         The Company has not made nor does it anticipate making any material capital expenditures in order to comply with environmental regulations. There can be no assurance, however, that new environmental regulations may be adopted which will require the Company to make material capital expenditures to comply therewith.

         Employees. The Company has 7 full-time employees, approximately 5 of whom are employed in general or administrative functions principally at or from the Company's executive offices in Secaucus, New Jersey; and 2 of whom are employed in its retail bakery in Poughkeepsie, New York. The Company also has 10 part time employees employed in its retail bakery. Interbake Brands, Inc. has 4 full-time salaried employees employed in general or administrative functions, and also has approximately 50 full time hourly employees employed in the Santa Ana manufacturing facility. There are no collective bargaining agreements, and the Company considers its labor relations to be satisfactory.

         Trademarks. The Company is licensed by Triarc to use the following trademarks: "T.J. Cinnamons," "The Original Gourmet Cinnamon Roll," "Mini-Cinni," "Put A Little Spice In Your Life," "Cinnacone," "Cinnastruedel," "Cinnaloaf," "Home of the Original Gourmet Cinnamon Roll", "T.J. Cinnamon Bakery Home of the Original Gourmet Cinnamon Roll," "CinnaChip," and the T.J. Cinnamons name and logo together.

         Competition. The retail bakery industry and the restaurant industry, particularly the quick-service segment, is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location. There are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. These competitors include national and regional bakeries, supermarkets with in-store bakeries and quick-service restaurants chains, many of which specialize in or offer bakery products. Many quick-service restaurant chains are expanding their menu to include products competitive with the Company's cinnamon rolls. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments.

         Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products.

         The retail bakery industry and the quick-service restaurant industry are characterized by the frequent introduction of new products, accomplished by substantial promotional campaigns. In recent years, numerous companies in these industries have introduced products positioned to capitalize on growing consumer preference for food products that are or are perceived to be healthy, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. Furthermore, the Company is aware of a significant competitor that offers cinnamon rolls directly comparable to the Company's.

         A substantial portion of the Company's revenue is derived from sales of products to grocery retail outlets. The wholesale food distribution business is highly competitive. The principal competitive factor include price, service, extent of product offered, strength of brand offered and store financing support.

         There can be no assurance that consumers will regard the products sold under the Company's name by its bakeries and franchisees and by in-store bakeries as sufficiently distinguishable from competitive products, that substantially equivalent products will not be introduced by the Company's other competitors or that the Company will be able to compete successfully.

Investment Considerations

In addition to the other information in this report, the following information should be considered carefully by investors in evaluating the Company and its business.

                  (a) History of Operating Losses; Operating Cash Flow Deficit; Lack of Qualification to do Business as a Foreign Corporation. The Company has had net operating losses since 1988. For the fiscal year ended December 31, 1996, the Company's net income was $219,864 which included a gain from the sale of assets in the amount of $1,286,197. For the fiscal year ended December 31, 1995, the Company's net loss was $1,066,000.

                  The Company has been and is currently experiencing an operating cash flow deficit primarily because its current expenses exceed its current revenues. At December 31, 1996 the Company had a working capital balance of approximately $836,000. There can be no assurance that the Company will achieve profitable operations.

                  (b) Dietary Trends In recent years, numerous companies in the retail bakery industry have introduced products positioned to capitalize on growing consumer preference for bakery products that are, or are perceived to be, healthful, nutritious, and low in calories, cholesterol and fat content. The Company's primary products are relatively high in calories, cholesterol and fat content. A decline in the sale of cinnamon rolls and related products, due to industry trends, changing consumer preferences because of health related or other dietary concerns or for other reasons, could have an adverse effect on the Company.

                  (c) Competition The retail bakery industry is highly competitive with respect to price and food quality including taste, freshness, healthfulness and nutritional value. There are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. These competitors include national and regional bakeries, supermarket with in-store bakeries and quick-service restaurant chains, many of which specialize in or offer bakery products.

                  (d) Certain Factors Affecting the Wholesale and Retail Food Industries. The Company will be required to respond to various factors affecting the wholesale and retail food industries, including changes in consumer preferences, tastes and eating habits; demographic trends; traffic patterns; increases in food and labor costs; and national, regional and local economic conditions.

                  (e) Dependence Upon Key and Other Personnel. The success of the

Company will be largely dependent on the efforts of certain key personnel of the Company including Charles Loccisano, its Chairman and Chief Executive Officer, and Alan Gottlich its President and Chief Financial Officer. The loss of the service of any such persons would have a material adverse effect on the Company.

                  The Company will also be dependent upon its ability to retain existing and hire additional qualified personnel. The competition for qualified personnel in the food industry is intense and, accordingly, there can be no assurance that the Company will be able to retain or hire other necessary personnel.

                  (f) Government Regulations. The Company also is subject to various other federal, state and local laws affecting its business. Both of the Company's retail and wholesale bakeries are subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standard. In addition, suspension of certain licenses or approvals, or failure to comply with applicable regulations or otherwise, could interrupt the operations of the affected bakery or otherwise adversely affect the bakery or the Company. The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since a substantial portion of bakery personnel are paid or expected to be paid at rates based on the federal minimum wage, increases in such minimum wage will increase the Company's labor costs.

                  (g) Trademarks and Service Marks. The Company believes that the trademarks and services marks pursuant to the Triarc license agreement have significant value and are important to the marketing of its products. There can be no assurance, however, that these marks do not or will not violate the proprietary rights of others, that the marks would be upheld if challenged or that the Company would not be prevented from using these marks, any of which could have an adverse effect on the Company.

                  (h) Insurance and Potential Liability. The Company maintains insurance, including insurance relating to personal injury, in amounts that the Company currently considers adequate. Nevertheless, a partially or completely uninsured or underinsured claim against the Company, if successful and or sufficient magnitude, could have a material adverse effect on the Company.

                  (i) No Assurance of Public Market; Volatility of Market Price of Common Stock and Warrants. There can be no assurance that a regular trading market for the Company's Common Stock and Warrants will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment. The market price for the Company's Common Stock and Warrants may also be significantly affected by such factors as the introduction of new products by the Company or its competitors, status of compliance with franchises regulation and various factors affecting the quick-service restaurant industry generally. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility, and market prices for many companies, particularly small and emerging growth companies, the securities of which trade in the over-the-counter market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies. The market price and liquidity of the Company's Common Stock and Warrants may also be significantly affected by the general business condition of the Company.

                  (j) No Dividends. To date, the Company has not paid any dividends on its Common Stock and does not intend to declare any cash dividends in the foreseeable future. Furthermore, under the terms of the Triarc agreement, the Company is precluded from issuing a dividend until August 29, 1997. The Company intends to retain earnings, if any, to finance the Company's growth.

                  (k) Control by Directors and Executive Officers. The directors, executive officers and their affiliates own approximately 45% of the Company's outstanding Common Stock and, therefore, are in a position to elect all of the Company's directors who, in turn, elect all of the Company's executive officers. Accordingly, such stockholders are able to, directly or indirectly, control all of the affairs of the Company.

                  (l) Shares Eligible for Future Sale; Potential Costs to the Company, Adverse Effects on Future Financing and Stock Price. The Shares of Common Stock in the Company held by the Company's officers, directors, and certain other stockholders, aggregating 1,846,084 shares of Common Stock, are "restricted securities", as that term is defined under Rule 144 promulgated under the Act. 938,084 of these shares of Common Stock became eligible for sale under Rule 144 in May 1996, 158,000 of these shares of Common Stock will become eligable for sale under Rule 144 commencing in 1998, with the balance of 750,000 shares of Common Stock subject to an escrow agreement which was established in connection with the Initial Public Offering ("IPO") in May, 1994. These shares will be released on the seventh anniversary following the IPO or earlier if the Company's net income equals or exceeds specified amounts. No prediction can be made as to the effect, if any, that sales of such shares of Common Stock or the availability of such shares for sales will have on the market prices prevailing from time to time. Nevertheless, the possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.

                  (m) Broker-Dealer Sales of Securities of the Company. The Common Stock and Warrants of the Company are presently traded on The Nasdaq Small Cap Market, which requires that, in order to continue to be included in The Nasdaq SmallCap Market, a company must maintain $2 million in total assets, a $200,000 market value of the public float and $1 million in total capital and surplus. In addition, continued inclusion requires two market-mak- ers and a minimum bid price of $1.00 per share; provided, however, that if a company falls below such minimum bid price, it will remain eligible for continued inclusion if the market value of the public float is at least $1 million and the company has $2 million in capital and surplus. The Company currently meets these criteria but the failure to meet these maintenance criteria in the future may result in the discontinuance of the inclusion of the Securities in The

Nasdaq SmallCap Market. In such event, trading, if any, in the Common Stock and Warrants may then continue to be conducted in the non-Nasdaq over-the-counter market in what is commonly referred to as the "bulletin board". As a result, the Purchaser may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stocks.

                  In the event that securities issued by the Company cease to be listed on The Nasdaq SmallCap Market sales of such securities will be within the scope of a Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to person other that their established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by that rule, the broker-dealer must make a special suitability determination for the purchases and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealer to sell the Company's securities and also may affect the ability of the Purchase to sell its securities.

                  (n) Effect of Stock Options and Possible Impact on Future Financing; Possible Dilution. The holders of options and/or warrants to purchase Common Stock that may be outstanding or issued in the future have the opportunity to profit from any rise in the value of the Common Stock, without assuming the risk of ownership. The Company may find it more difficult to raise additional equity capital if it should be needed for the business of the Company while options and/or warrants are outstanding. At any time when the holders thereof may be expected to exercise them, the Company probably would be able to obtain additional equity capital on terms more favorable than those provided by the options and/or warrants. To the extent that any of the options and/or warrants granted by the Company are exercised, the ownership interest of the Company's stockholders may be diluted. Additionally, if any of the Company's outstanding warrants are exercised the Company may not be able to fulfill its obligations thereunder to the extent that at such time the Company's registration statement with the Securities and Exchange Commission may not be deemed current under the Act.

                  (o) Potential Adverse Effect of Redemption of Warrants. The Company's Warrants are redeemable in whole or in part at the Company's option at a price of $.25 per Warrant upon not less than 30 days notice, provided that the closing bid price per share of Common Stock equals or exceeds 130% of the exercise price per share of the Warrants, for 10 consecutive trading days immediately preceding the date of such notice. Holders rights to exercise the Warrants will terminate on the redemption date thereof, depriving holders of any value except the right to receive the redemption price of the Warrants. Notice of the redemption of the Warrants could force the holders to exercise the Warrants and to pay the exercise price at a time when it may be disadvantageous to do so, to sell the Warrants at the current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price, which is likely to be substantially less than the market value of the Warrants at the time of the redemption.

                  (p) Possible Adverse Effect of Penny Stock Rules on Liquidity for the Company's Securities. The Securities and Exchange Commission (the Commission) regulations define a "penny stock" to be an equity security not registered on a national securities exchange or for which quotation information is disseminated on the Nasdaq SmallCap Market that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                  The foregoing required penny stock restrictions will not apply to the Company's securities if such securities are listed on the Nasdaq SmallCap Market, and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average return criteria. In any event, even if the Company's securities were exempt from such restrictions, it would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be severely adversely effected.

                  (q) Authorization of Preferred Stock and Other Anti-Takeover Devices. The Board of Directors is authorized to issue shares of preferred stock and to fix the relative voting, dividend, liquidation, conversion, redemption and other rights, preferences and limitations thereof without any further vote or action of the stockholders. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of Common Stock. In the event of the issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of the Company. Although the Company has no present intention to issue any preferred stock, there can be no assurance that the Company will not do so in the future. The Company has agreed not to issue preferred stock within five years of the effective date being May 12, 1994, of its initial Registration Statement without the consent of Paragon Capital Corporation. The Company's restated certificate of incorporation and by-laws contain other provisions that may discourage, delay or prevent a change of control on the Company that a stockholder might consider to be in such stockholder's best interest, including those attempts that might result in a premium over the market price for the Company's securities.

ITEM 2. PROPERTIES

         The Company leases its executive offices at 135 Seaview Drive, Secaucus, New Jersey. The offices occupy approximately 2,900 square feet. The lease with respect to these premises commenced on December 31, 1994 and provides for a three year term and base rent of approximately $29,000 per year, payable monthly, and requires the Company to pay its proportionate share of real estate taxes, common area maintenance fees and insurance premiums. The Company currently sub leases 50% of its leased premises to an entity related to Charles Loccisano, the Company's Chairman and Chief Executive Officer. This sub lease is based on an oral month to month agreement, with 50% of the rental and related charges being paid by the sub tenant.

         The Company leases its retail bakery located in the Poughkeepsie Galleria Mall, in Poughkeepsie, New York, with the lease term expiring June 7, 2000. The lease has a minimum base occupancy charge of $35,000 per annum, charges for a proportionate share of building operating expenses and real estate taxes and contingent percentage rent based on sales above a stipulated sales level. The bakery is in good operating condition.

         The Company leases its wholesale bakery production facility located in Santa Ana, with the lease term expiring January 31, 1998. The lease has a minimum base occupancy charge of $6,500 per month, plus charges for a proportionate share of building operating expenses and real estate taxes. The terms of the lease provide for the lessees right to terminate with a sixty (60) day notice. An adjacent tenant has an option to lease the space which must be exercised on or before August 31, 1997. In the event this option is not exercised, the Company will have a first right to negotiate a permanent lease. The bakery is in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

         In 1994, the Company terminated the franchise of Gary Hall for having moved the location of his bakery without authorization, and for failing to maintain a retail bakery operation in accordance with the requirements of his franchise agreement. Mr. Hall's franchise agreement was for the operation of a T.J. Cinnamons bakery at North Park Mall, Joplin, Missouri. Mr. Hall was given an opportunity to cure said defaults prior to termination, but did not avail himself of same.

         Subsequent to his termination, Mr. Hall commenced legal action against the Company in the Federal District Court (the "Court") in Kansas City, Missouri demanding (a) recovery of approximately $10,000 in monies delivered by Sams Wholesale Club to the Company allegedly in payment for sales made by Mr. Hall to Sam's Wholesale Club pursuant to his franchise agreement, (b) $50,000 in damages for wrongful termination of his franchise agreement, and (c) $20,000 in damages for breach by the Company of Mr. Hall's contractual territorial rights.

         The Company, because of its limited financial resources at that time, chose not to retain Missouri counsel to respond to Mr. Hall's action, but instead instructed its corporate counsel to make a written response, in lieu of an appearance, to the Court hearing the matter. The Court chose not to consider the Company's written response and entered a default judgment on May 31, 1996 on behalf of Mr. Hall as to all of Mr. Hall's claims. The judgment was in the amount of $80,120 plus interest on a portion of same.

         The Company believes that Mr. Hall's claims for damages for termination of his franchise and loss of territorial rights, aggregating $70,000 are without foundation, and the Company's written responses to the Court set forth meritorious defenses to same. Therefore, the Company retained local Missouri counsel to file an appeal to set aside the default judgment based on the meritorious defenses that the Court failed to consider. The Company's Missouri counsel has accordingly filed an appellate brief with the United States Court of Appeals for the Eighth Circuit (the "Appellate Court") and the Company is awaiting the decision of said Appellate Court.

         In addition, the Company from time to time has been involved in routine litigation, including litigation with various vendors and creditors. None of these litigations in which the Company has been involved is material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
STOCKHOLDERS MATTERS

         The Company's Common Stock, Class A Warrants and Class B Warrants are traded on the Nasdaq Small Cap Market ("NASDAQ") under the symbols "TJCI", "TJCIW", and "TJCIZ".

         The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by NASDAQ for the fiscal years ended December 31, 1995 and December 31, 1996. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                High                 Low

Fiscal Year ended December 31, 1995

March 31, 1995........................         2  1/16             1  1/32
June 30, 1995 ........................         2  3/8              1
September 30, 1995 ...................         2  7/8              2
December 31, 1995 ....................         3  1/4              2  7/16

Fiscal Year ended December 31, 1996

March 31, 1996........................         4  3/8              1  3/4
June 30, 1996 ........................         2 15/16             1 11/16
September 30, 1996 ...................         2  3/4              2  3/16
December 31, 1996 ....................         2  7/16             1  5/16

         The following table sets forth, for the periods indicated, the range of high and low bid prices of the Class A Warrants as reported by NASDAQ for the fiscal years ended December 31, 1995 and December 31, 1996. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                High                 Low

Fiscal Year ended December 31, 1995

March 31, 1995........................           15/16                7/16
June 30, 1995 ........................            3/4                 3/8
September 30, 1995 ...................            7/8                 1/2
December 31, 1995 ....................           13/16                1/2

Fiscal Year ended December 31, 1996

March 31, 1996........................           23/32               13/32
June 30, 1996 ........................           15/32                9/32
September 30, 1996 ...................           17/32                1/4
December 31, 1996 ....................            5/8                 3/16

         The following table sets forth, for the periods indicated, the range of high and low bid prices of the Class B Warrants as reported by NASDAQ for the fiscal years ended December 31, 1995 and December 31, 1996. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                High                 Low

Fiscal Year ended December 31, 1995

March 31, 1995........................           11/16                9/32
June 30, 1995 ........................            3/4                 9/32
September 30, 1995 ...................            5/8                 3/8
December 31, 1995 ....................            5/8                11/32

Fiscal Year ended December 31, 1996

March 31, 1996........................            1/2                 5/32
June 30, 1996 ........................            9/32                5/32
September 30, 1996 ...................            7/32                5/32
December 31, 1996 ....................            7/32                5/32

         The approximate number of stockholders of the Common Stock on record at December 31, 1996 was 700.

         The Company has not paid any dividends. The Company does not expect to pay cash dividends on its Common Stock in the foreseeable future as any earnings are expected to be retained to finance the Company's operations. Furthermore, under the terms of the Triarc Purchase Agreement, the Company is precluded from issuing a dividend until August 29, 1997. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors.

Sales of Unregistered Securities

         The following sales of unregistered securities occurred during the Company's fourth quarter of its fiscal year ended December 31, 1996:

1. In November 1996, the Company authorized the issuance of 5,000 shares of the Company's Common Stock to Philip Friedman, a member of the Company's Board of Directors. These shares were issued without an underwriter or placement agent in consideration for consulting services rendered during the period June 1995 through September 1996. The exemption from registration for the grant was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

2. In November 1996, the Company authorized the issuance of 12,000 shares of the Company's Common Stock to Harry Goldberg. These shares were issued without an underwriter or placement agent in consideration for consulting services rendered during the period June 1994 through September 1996. The exemption from registration for the grant was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

3. In November 1996, the Company authorized the issuance of 1,000 shares of the Company's Common Stock to Alan Weingarden. These shares were issued without an underwriter or placement agent in consideration for consulting services rendered during the period January 1996 through September 1996. The exemption from registration for the grant was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

4. In November 1996, the Company authorized the issuance of 62,500 shares of the Company's Common Stock to the Charles N. Loccisano Irrevocable Trust f/b/o Michael Loccisano. These shares were issued without an underwriter or placement agent in consideration for shares previously conveyed by the Trust, on behalf of the Company, to Dan Feldman, a member of the Company's Board of Directors, in exchange for his agreement to serve as a Director. The exemption from registration for the grant was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

5. In November 1996, the Company authorized the issuance of 62,500 shares of the Company's Common Stock to the Charles N. Loccisano Irrevocable Trust f/b/o Marissa Loccisano. These shares were issued without an underwriter or placement agent in consideration for shares previously conveyed by the Trust, on behalf of the Company, to Dan Feldman, a member of the Company's Board of Directors, in exchange for his agreement to serve as a Director. The exemption from registration for the grant was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

     RESULTS OF OPERATIONS (for the fiscal year ended December 31, 1996 compared to the fiscal year ended December 31, 1995).

     The following tables set forth the components of the Company's revenue:

                                 Fiscal Year Ended December 31,
                                     1995            1996
Company-owned bakery sales         $381,700       $256,000
Wholesale sales                      52,400        861,900
Royalties and licensing fees        560,000        311,100
Initial franchise fees               25,500         17,500
Product rebates                           0         43,300
Other Income                         19,500              0
                                 ----------       --------
Total Revenue                    $1,039,100     $1,489,800

     Company-owned bakery sales decreased by 33% to $256,000 for the fiscal year ended December 31, 1996 from $381,700 for the fiscal year ended December 31, 1995. This sales decrease resulted from the closing of two Company-owned bakeries in February, 1995 and May, 1995 respectively, and a decline in mall traffic due to a number of vacancies in the Poughkeepsie Galleria mall.

     Wholesale sales were $861,900 for the fiscal year ended December 31, 1996 as compared to $52,400 for the fiscal year ended December 31, 1995. In the fourth quarter of 1995, the Company began supplying fresh baked 4-pack cinnamon rolls delivered daily to approximately 250 Ralphs Supermarkets on the West Coast. From inception through November 30, 1996, the Company utilized a West Coast co-packer to manufacture and distribute these fresh-baked T.J. Cinnamons products. In November, 1996, the Company began production in its own bakery manufacturing facility in Santa Ana, California. For the months of November and December, 1996, the Company produced and shipped sales of $381,700 out of the Santa Ana facility. These sales included nine full truck loads representing $256,400 of the 20 ounce CinnaChips sold to approximately 71 Price/Costco stores in California, and $85,000 of the 24-pack MiniCinni Rolls sold to approximately 31 Price/Costco stores in Southern California. In addition, on December 1, 1996 the Company terminated its relationship with the West coast co-packer, and began daily production and shipping of the 4-pack cinnamon rolls for distribution to approximately 250 Ralphs supermarkets on the West Coast.

     To develop its wholesale sales, the Company is focusing its selling efforts in three geographic areas through alliances with the following three key food brokerage groups: (a) Le Grand Marketing, representing retail grocery stores California; (b) American Sales and Marketing, representing the membership club stores nationwide and retail grocery stores in the mid-west, and (c) Douglas Sales, representing retail grocery stores in the New York Tri-State area. The Company is currently selling products to the following accounts: Ralphs Supermarkets, Price/Costco, Hughs Supermarkets, and FEDCO. Recently the Company began selling its 10 ounce Cinnachips to the Ralphs Supermarkets, Hughs Family Markets and FEDCO chains representing approximately 325 locations.

     Royalty and licensing fee revenue decreased by 44% to $311,100 for the fiscal year ended December 31, 1996 from $560,000 for the fiscal year ended December 31, 1995. This decrease in franchise royalties resulted primarily from the closings of franchised bakeries and the terms of the Triarc Purchase Agreement requiring the Company to provide franchisees an offer to forgive all royalties for the period August, 1996 through January, 1997 in exchange for a general release against the Company. Franchisees representing approximately 80% of the franchised bakery units entered into these general release agreements. There were 42 franchised bakeries operating on December 31, 1996 as compared with 49 franchised bakeries operating on December 31, 1995. The decreases in license fees are primarily from a decreases in the sales of "proof and bake" cinnamon rolls utilized in various locations under licensing agreements. In August, 1996, the Company terminated its trademark and technology license agreement with Heinz Bakery Products which was a condition for the closing of the Triarc Restaurant Group transaction.

     Initial franchise fee revenue decreased by 31% to $17,500 for the fiscal year ended December 31, 1996 from $25,500 for the fiscal year ended December 31, 1995. This decrease reflects the Company discontinuing its marketing and sales of new franchise agreements in early 1996 primarily as a result of the Triarc transaction.

     Product rebates of $43,300 for the fiscal year ended December 31, 1996 are from various supplier rebates and commitment fees.

     Other revenue of $19,500 for the fiscal year ending December 31, 1995 are from reductions in account payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts

     Cost of goods sold increased to $925,228 for the fiscal year ended December 31, 1996 from $301,552 for the fiscal year ended December 31, 1995. This increase is primarily the result of the cost of the wholesale sales to supermarkets and membership club chains.

     The cost of goods sold of the Company-owned retail bakery sales expressed as a percentage of bakery sales were 63% during the fiscal year ended December 31, 1996 as compared to 65% for the same period last year. These decreases resulted primarily from management's focused efforts to manage costs at the Company-owned retail bakery level.

     Selling, general and administrative expenses decreased by 2% to $1,696,830 for the fiscal year ended December 31, 1996 from $1,738,401 for the fiscal year ended December 31, 1995. These decreases are primarily the result of decreases in corporate payroll and related costs, and corporate office costs.

     Net interest expense increased to $96,841 for the fiscal year ended December 31, 1996 from $65,425 for the fiscal year ended December 31, 1995. This increase in net interest expense resulted from an initial loan fees and interest incurred on the two separate loans provided by Gelt Financial Corporation, and loans from affiliates of two of the principal stockholders of the Company.

     Other income - gain on the sale of assets of $1,286,197 for the fiscal year ended December 31, 1996 results from the sale of certain assets to Triarc pursuant to the terms of a purchase agreement.

     Extraordinary item - forgiveness of debt in the amount of $162,729 for the fiscal year ending December 31, 1996 is from reductions in account payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts. Included in this amount is a forgiveness of indebtedness of $93,409 pursuant to the terms of the Heinz Bakery Products termination agreement dated August 29, 1996.

     LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had a working capital surplus of approximately $838,700.

     The Company owed approximately $833,319 to various trade and other creditors at December 31, 1996, of which approximately $214,500 was more than 90 days past due. The Company expects to negotiate discounts and payment plans with a majority of the past due accounts. The Company is currently experiencing cash flow deficits from its operating activities primarily because its current expenses exceed its current revenues. These deficits are currently being funded by the Triarc notes receivable payments. The Company will continue to incur cash flow deficits from its operating activities until such time that the Company is able to attain sales levels sufficient to support its operations.

     The Company used net cash in operating activities in the amount of $1,027,064 for the fiscal year ended December 31, 1996 as compared to $579,122 for the fiscal year ended December 31, 1995. The Company generated net cash from investing activities in the amount of $1,595,639 for the fiscal year ended December 31, 1996 resulting from net proceeds from the sale of assets and cash received from notes receivable, as compared to net cash used in investing activities in the amount of $24,724 for the fiscal year ended December 31, 1995. The Company used net cash in financing activities in the amount of

$570,585 for the fiscal year ended December 31, 1996 resulting from repayments of notes payable, as compared net cash used in financing activities in the amount of $69,523 for the fiscal year ended December 31, 1995.

     In July 1996, the Company consummated a short term bridge loan with Gelt Financial Corporation in the amount of $125,000. The terms of the Gelt loan provided for interest at a rate of prime plus five percent, and a placement fee of $15,625 together with 15,000 shares of the Company's common stock.

This issuance of common stock resulted in a $26,100 finance charge representing the market value of the Company's common stock at date of issue. As additional security for the loan, an aggregate of 250,000 shares of the Company's common stock held by affiliates of Charles Loccisano, the Chairman and Chief Executive Officer of the Company and Alan Gottlich, the President and Chief Financial Officer of the Company were pledged to Gelt. The Gelt loan was fully repaid from the proceeds of the Triarc Restaurant Group transaction.

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

     The Company received payments of $25,000 at the execution of the agreement, $1,765,000 at the closing, a promissory note in the amount of $1,650,000 which is being paid in fifteen (15) equal monthly installments which began on October 1, 1996, and a promissory note in the amount of $100,000 which is being paid in twenty four (24) equal monthly installments which began on October 1, 1996 with a $50,000 balloon payment on September 1, 1998. In addition, the purchase agreement provides for contingent payments of up to a maximum of an additional $5,500,000 over time dependent upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million.

     Simultaneous with the closing of the Triarc transaction, the Company entered into an agreement with Heinz Bakery Products to terminate the 1992 manufacturing and license agreement. Under the terms of the agreement, the Company paid Heinz Bakery Products $600,000 at closing, and assigned to Heinz the Triarc promissory note in the amount of $100,000 payable with interest in equal installments over a twenty four (24) month period with a $50,000 balloon payment.

     In December, 1996 the Company consummated a short term loan with Gelt in the amount of $100,000, and in March, 1997 the Company increased the loan with Gelt by an additional $175,000. The terms of these Gelt loans provided for interest at a rate of prime plus three and one half percent, and a placement fee of 5.5%. These loan have been secured by a security interest in the 15 month note receivable from Triarc in the original principal amount of $1,650,000, and will be fully amortized and paid in full by December 1, 1997. The proceeds of these loans were used to pay outstanding indebtedness and fund working capital.

     Following the closing of the Triarc transaction, the Company's operations have been concentrated exclusively on its wholesale development activities. Accordingly, the Company is entirely dependent on its wholesale operations as its primary source of revenues in addition to the additional revenues generated from the Triarc transaction. The Company has applied the proceeds from the Triarc transaction towards a reduction of its existing indebtedness, to develop its wholesale bakery production facility, and to provide working capital for its operations. Management believes that funds generated from the Triarc transaction will provide sufficient working capital for its planned product manufacturing and distribution expansion plans at least through December, 1997.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 13(a)(1) in Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

     On January 31, 1997 the Company dismissed Goldstein, Golub, Kessler & Co. P.C. ("GGK") as its independent auditors. Such dismissal was approved by the Company's Board of Directors. GGK's report upon the Company's financial statements for its fiscal years ended December 31, 1995 and 1994 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to audit scope or accounting principles. The report was prepared assuming that the Company will continue as a going concern. During the Company's fiscal years ended December 31, 1995 and 1994 to the date of GGK's dismissal (the "Interim Period"): (i) there were no disagreements (of the nature contemplated by Item 304 (a) (1) (iv) of Regulation S-K ("Disagreements")) between the Company and GGK; and (ii) there were no reportable events of the nature contemplated by Item 304(a) (2) (i) - (ii) of Regulation S-K.

     On January 31, 1997 the Company engaged Arthur Andersen LLP ("AA") as its independent public accountants for the Company's fiscal year ended December 31, 1996. During the Company's two fiscal years ended December 31, 1995 and the Interim Period, the Company did not consult with AA with respect to any of the matters contemplated by Item 304 (a) (2) (i) - (ii) of Regulation S-K.

     On February 14, 1997 AA resigned its position as the Registrant's independent auditors. Such resignation was necessitated because AA concluded that it had a conflict of interest in reporting on the Registrant's financial statements for the fiscal year ended December 31, 1996 due to the fact that during 1996 AA had rendered financial advisory services to the Registrant for which it received a fee. During the Company's engagement of AA through the date of AA's withdrawal (the "Second Interim Period"): (i) there were no disagreements (of the nature contemplated by Item 304 (a) (1) (iv) of Regulation S-K ("Disagreements")) between the Company and AA; and (ii) there were no reportable events of the nature contemplated by Item 304(a) (2) (i) - (ii) of Regulation S-K.

     On February 21, 1997 the Company engaged Amper, Politziner & Mattia ("AP&M") as its independent public accountants for the Company's fiscal year ended December 31, 1996. During the Company's two fiscal years ended December 31, 1995, the Interim Period and the Second Interim Period, the Company did not consult with AP&M with respect to any of the matters contemplated by Item 304
(a) (2) (i) - (ii) of Regulation S-K.

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND
CONTROL PERSONS;

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

ITEM 10. EXECUTIVE COMPENSATION

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required for this item is incorporated by reference to the Company's 1996 Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K                                                               PAGE

(a)  Documents filed as part of this report.

     1. Financial Statements

              Independent Auditor's Report                                 F-2

              Independent Auditor's Report                                 F-3

              Consolidated Balance Sheet                                   F-4

              Consolidated Statements of Operations                        F-5

              Consolidated Statement of Stockholders' Equity               F-6

              Consolidated Statements of Cash Flows                        F-7

              Notes to Consolidated Financial Statements             F-8 - F-18

     2. Exhibits

              1.1 *   ......  Underwriters Agreement with Paragon Capital Cor-
                              poration

              2.1 *   ......  Certificate of Ownership and Merger regarding the
                              merger of Signature Acquisition Corp. with and into T.J. Cinnamons, Inc.

              2.2 *   ......  Certificate of Ownership and Merger regarding the
                              merger of Signature Foods, Inc. with and into T.J.
                              Cinnamons, Inc.

              2.3 *** ......  Purchase Agreement between the Registrant and
                              Triarc Restaurant Group

              3.1 *   ......  Restated Certificate of Incorporation of the
                              Registrant

              3.2 *   ......  By-Laws of the Registrant

              9.1 *   ......  Modification Agreement (the "Modification Agree-
                              ment") among Signature Foods, Inc., The Charles N.

                              Loccisano Irrevocable Trust f/b/o Michael Loccis-ano, The Charles N. Loccisano Irrevocable Trust f/b/o Marissa Loccisano, The Ted H. Rice and Joyce Rice Family Trust, U/T/I dated August 8, 1986, The Roger L. Cohen Trust U/T/D/ dated January 26,
                              1984 and the Kenneth D. Hill Revocable Trust U/T/I dated march 29, 1989, Signature Acquisition Corp., the Registrant, Charles N. Loccisano and Alan S. Gottlich relating to a Stock Purchase Agreement (the "Stock Purchase Agreement") among them

              9.2 *   ......  Waiver of Default under the Modification Agree-
                              ment, as amended

              9.3 *   ......  Amendment to Stock Purchase Agreement

              9.4 *   ......  Stock Purchase Agreement

              10.1 *  ......  Trademark and Technology License and Manufac-
                              turing Agreement ("License Agreement") by and between Signature Acquisition Corp. and Pro Bakers Ltd.

              10.1(a) *...... Amendment to License Agreement

              10.1(b) *...... Second Amendment to License Agreement

              10.1(c)  ...... Termination of the License Agreement

              10.2 *   ...... 1993 Stock Option Plan

              10.9 *   ...... Lease regarding the Company's principal executive
                              offices

              10.13    ...... License agreement with Triarc Restaurant Group

              10.14    ...... Management Agreement with TJ Holding Company,
                              Inc.

              10.15    ...... Lease regarding the Santa Ana bakery facility

              16.1     ...... Letter from Goldstein Golub and Kessler, the
                              Registrant's former independent accountant

              16.2     ...... Letter from Arthur Andersen LLP

              21.1     ...... Certificate of Incorporation of Interbake Brands,
                              Inc.

              24.1     ...... Powers of Attorney to sign Form 10-KSB (set forth
                              on page 31)

---------------------

     * Incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto.

     ** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

     *** Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 1996.

     (b) The Company filed one Current Report on Form 8-K during the fiscal year ended December 31, 1996 regarding the Triarc transaction. Such Current Report on Form 8-K included unaudited pro forma financial statements at June 30, 1996 and a copy of the Purchase Agreement between TJ Holding Company, Inc. and T.J. Cinnamons, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Secaucus, New Jersey, on , 1997.

                                        PARAMARK ENTERPRISES, INC.


                                       By:
                                          Charles N. Loccisano, Chairman


                                POWER OF ATTORNEY

     Each of the undersigned hereby appoints Charles N. Loccisano and Alan S. Gottlich as his attorney-in-fact to sign his or her name, in any and all capacities, to any amendments to this form 10-KSB and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission. Each of such attorneys has the power to act with or without the others.

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the Registrant and in the capacities and on the dates stated.

Signature                           Title(s)                        Date


_________________________         Chairman (principal                   , 1997
Charles N. Loccisano              executive officer)
                                  and Director

_________________________         President, Chief                      , 1997
Alan S. Gottlich                  Financial Officer (principal
                                  financial and accounting officer)
                                  and Director

_________________________         Director                              , 1997
Philip Friedman

_________________________         Director                               ,1997
Dan Feldman

_________________________         Director                               ,1997
Paul Bergrin

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                           Paramark Enterprises, Inc.


Dated:                     By:
                              Charles N. Loccisano, Chairman
                              and Chief Executive Officer


                           By:
                              Alan S. Gottlich, President
                              and Chief Financial Officer
                              (Principal Accounting Officer)

                           PARAMARK ENTERPRISES, INC.
                 (Formerly T.J. Cinnamons, Inc.) and SUBSIDIARY

                      For the Year Ended December 31, 1996







                                                                            Page

Independent Auditors' Report                                                F-2

Independent Auditors' Report                                                F-3

Consolidated Balance Sheet                                                  F-4

Consolidated Statements of Operations                                       F-5

Consolidated Statement of Stockholders' Equity                              F-6

Consolidated Statements of Cash Flows                                       F-7

Notes to Consolidated Financial Statements                           F-8 - F-18

                         Report of Independent Auditors

The Board of Directors
Paramark Enterprises, Inc.
 (formerly T. J. Cinnamons, Inc.) and Subsidiary

We have audited the accompanying balance sheet of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary at December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary as of December 31, 1996 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                     AMPER, POLITZINER & MATTIA

March 10, 1997
Edison, New Jersey

Independent Auditors Report

The Board of Directors
Paramark Enterprises, Inc.

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) for the year December 31, 1995. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Paramark Enterprises, Inc. for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has a working capital deficiency, a net capital deficiency and is not in compliance with the terms of a note payable to a licensee that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outsome of this uncertainty.



/S/ GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
February 23, 1996
New York, New York

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 1996

                                     Assets

Current assets
    Cash                                                                   $49,667
    Accounts receivable, less allowance for
     doubtful accounts of $64,000                                          335,322
    Notes receivable - current maturities                                1,383,836
    Inventory                                                               82,201
    Prepaid expenses and other current assets, net                          40,380
                                                                       -----------
       Total current assets                                              1,891,406

Property and equipment                                                     188,547
Excess of cost over fair value of net assets acquired                      531,666
Notes receivable, net of current maturities                                 39,675
                                                                       -----------

                                                                        $2,651,294

                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued expense                                  $833,319
    Current maturities of long-term debt                                   168,809
    Other current liabilities                                               53,383
                                                                       -----------
       Total current liabilities                                         1,055,511

Long-term debt, net of current maturities                                   39,675
                                                                       -----------

       Total liabilities                                                 1,095,186

Commitment and contingencies

Stockholders' equity
    Preferred stock - $.01 par value; authorized 1,000,000 shares,
     none issued                                                                --
    Common stock - $.01 par value; authorized 10,000,000 shares,
     issued and outstanding 3,068,833 shares                                30,689
    Additional paid-in capital                                           6,757,491
    Accumulated deficit                                                 (5,232,072)
                                                                       -----------
       Total stockholders' equity                                        1,556,108
                                                                        $2,651,294

                   See independent auditors' report and notes
                      to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                      Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                              1995             1996
Revenue
    Wholesale sales                                      $        --         $861,894
    Sales from Company-owned stores                          434,063          256,023
    Royalties, licensing fees and other                      559,983          311,087
    Initial franchise fees                                    25,510           17,500
    Other                                                     19,533           43,333
                                                         -----------      -----------
       Total revenue                                       1,039,089        1,489,837
                                                         -----------      -----------


Expenses
    Cost of goods sold                                       301,552          925,228
    Selling, general and administrative                    1,738,401        1,696,830
    Interest expense, net of interest income of
     $6,790 and $39,904, respectively                         65,425           96,841
                                                         -----------      -----------
       Total expenses                                      2,105,378        2,718,899
                                                         -----------      -----------

Loss from operations                                      (1,066,289)      (1,229,062)

Other income - Gain on sale of assets (Note 1)                    --        1,286,197
                                                         -----------      -----------

Income (loss) before extraordinary item                   (1,066,289)          57,135

Extraordinary item - forgiveness of debt (Note 10)                --          162,729
                                                         -----------      -----------

Net income (loss)                                        $(1,066,289)        $219,864
                                                         ===========      ===========

Income (loss) per common share:
    Income (loss) before extraordinary item                    $(.37)            $.02
    Extraordinary item                                            --              .06
                                                         -----------      -----------

Net income (loss) per common share                             $(.37)            $.08
                                                         ===========      ===========

Weighted average number of common shares outstanding       2,910,833        2,926,417


                   See independent auditors' report and notes
                      to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                        For the Years Ended December 31,

                                                                           Additional                               Total
                                                   Common Stock              Paid-In           Accumulated       Shareholders'
                                             Shares          Amount          Capital              Deficit          Equity

Balance at December 31, 1994                 2,910,833      $  29,109     $    6,704,421      $ (4,385,647)     $    2,347,883

    Net loss                                         -              -                  -        (1,066,289)        (1,066,289)
                                        --------------      ---------     --------------      -------------     --------------

Balance at December 31, 1995                 2,910,833         29,109          6,704,421        (5,451,936)          1,281,594

    Issuance of common stock for
     services                                  158,000          1,580             53,070                 -             54,650

    Net income                                       -              -                  -           219,864            219,864
                                        --------------      ---------     --------------      -------------     -------------

Balance at December 31, 1996                 3,068,833      $  30,689     $    6,757,491      $ (5,232,072)     $   1,556,108
                                        ==============      =========     ==============      =============     =============

                   See independent auditors' report and notes
                      to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,


                                                          1995              1996
Cash flows from operating activities
Net income (loss)                                     $(1,066,289)        $219,864
                                                      -----------      -----------
Adjustments to reconcile net income (loss) to net
 cash from operating activities
      Depreciation and amortization                       207,901          151,471
      Licensing revenue                                   (41,051)         (12,500)
      Provision for doubtful accounts                     (28,527)         138,139
      Noncash interest expense                             74,360           70,822
      (Gain) loss on sale of assets                        28,281       (1,286,197)
      Gain from forgiveness of debt                            --         (162,729)
      Noncash consulting fees                                  --           28,250
    (Increase) decrease in
      Accounts receivable                                  51,624         (378,841)
      Inventories                                              --          (82,201)
      Prepaid expenses and other current assets            84,465          (12,316)
      Franchise offering costs                            (65,672)              --
      Other assets                                          9,664            1,155
    Increase (decrease) in
      Accounts payable and accrued expenses                84,774          312,135
      Other current liabilities                            81,348          (14,116)
                                                      -----------      -----------
        Total adjustments                                 487,167       (1,246,928)
                                                      -----------      -----------
                                                         (579,122)      (1,027,064)
                                                      -----------      -----------

Cash flows from investing activities
    Purchases of property and equipment                   (32,574)        (154,893)
    Proceeds from sale of assets                            7,850        1,424,043
    Cash collected on notes receivable                         --          326,489
                                                      -----------      -----------
                                                          (24,724)       1,595,639

Cash flows from financing activities
    Principal payments on long-term debt                  (69,523)        (748,237)
    Proceeds from long-term debt                               --          201,500
    Principal payments on notes payable                        --          (23,848)
                                                      -----------      -----------
                                                          (69,523)        (570,585)
                                                      -----------      -----------

Net decrease in cash                                     (673,369)          (2,010)

Cash - beginning                                          725,046           51,677
                                                      -----------      -----------

Cash - ending                                             $51,677          $49,667
                                                      ===========      ===========

                   See independent auditors' report and notes
                      to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 1 - Principal Business Activity and Sale of Assets
     Operations
     Paramark Enterprises, Inc. (formerly T.J. Cinnamons, Inc.) and Subsidiary (the "Company"), a Delaware corporation, was incorporated on August 23, 1993 as a wholly owned subsidiary of Signature Acquisition Corp. ("SAC"). In October 1993, SAC and its wholly owned subsidiary, Signature Foods, Inc. ("Signature"), were merged with and into the Company. In October 1996, the Company formed Interbake Brands, Inc., a Delaware corporation, as a wholly owned subsidiary to conduct all wholesale bakery operations.

     Sale of Assets
     In August 1996, the Company closed a purchase agreement ("the Transaction") with Triarc Restaurant Group d/b/a Arby's, Inc. ("Triarc") through which
     (a) Triarc purchased the trademarks, service marks, recipes and secret formulas of the Company, (b) Triarc licensed back to the Company the rights to operate existing franchised bakery locations and to distribute T.J. Cinnamons products through retail grocery outlets, and (c) the Company entered into a management agreement with Triarc to manage the franchise system.

     The Company received payments of $25,000 at the execution of the Transaction, $1,765,000 at the closing, a promissory note in the amount of $1,650,000 which is being paid in fifteen (15) equal monthly installments beginning October 1, 1996, and a promissory note in the amount of $100,000 which is being paid in twenty four (24) equal monthly installments beginning October 1, 1996. In addition, the Transaction provides the potential for contingent payments to the Company of up to a maximum of an additional $5,500,000 over time dependant upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million. Pursuant to the terms of the purchase agreement, T.J. Cinnamons, Inc. changed its name to Paramark Enterprises, Inc.

     In connection with the Transaction, the Company has agreed not to declare a dividend prior to September 1997. Additionally, major stockholders of the Company, related to an officer of the Company, with holdings of 1,013,390 shares of the Company's common stock as of December 31, 1996, signed a stock sale restriction agreement. Under the terms of this agreement, these stockholders are prohibited, through August 1998, without prior written consent of Triarc, to sell more than 2.5% of the total issued and outstanding shares of the Company. Subsequent to August 1998, and during the existence of the license agreement with Triarc, the threshold will be increased from 2.5% to 10%.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 1 - Principal Business Activity and Sale of Assets - (continued)

     Sale of Assets - (continued)
     Simultaneous with the closing of the Transaction, the Company entered into an agreement with Heinz Bakery Products to terminate a 1992 manufacturing and license agreement (see Note 7). Under the terms of this agreement, the Company paid Heinz Bakery Products $600,000 at closing, and assigned to Heinz the Triarc promissory note in the amount of $100,000 payable with interest in equal installments over a two year period.

     Liquidity
     Following the closing of the Transaction, the Company's operations have been concentrated exclusively on its wholesale development activities. Accordingly, the Company is entirely dependent on its wholesale operations as its sole source of future revenues in addition to any additional revenues generated from the Transaction. The Company applied the proceeds from the Transaction towards a reduction of its indebtedness and to provide working capital for its operations. The Company is currently experiencing cash flow deficits from its operating activities primarily because its current expenses exceed its current revenues. These deficits are currently being funded by the Triarc notes receivable payments. The Company will continue to incur cash flow deficits from its operating activities until such time that the Company is able to attain sales levels sufficient to support its operations. Management believes that funds generated from the Transaction will provide sufficient working capital for its wholesale grocery product manufacturing and distribution expansion plans at least through December 1997.

Note 2 - Summary of Significant Accounting Policies

     Principles of Consolidation
     The consolidated financial statements include the accounts of Paramark Enterprises, Inc. (formerly T.J. Cinnamons, Inc.) and its wholly owned subsidiary Interbake Brands, Inc., after elimination of all significant intercompany balances and transactions.

     Revenue Recognition
     Royalty revenue is based upon a percentage of sales of the Company's franchisees. Royalty revenue is recognized by the Company when sales are made by the franchisee. Initial franchise fees are recognized as revenue by the Company upon commencement of operations by the franchisee. Licensing fees are based on a percentage of sales using the Company's trademark and/or trade name. License fees are recognized when the sale is made by the licensor.

     In conjunction with the Transaction, the Company entered into a management agreement with Triarc for the management of the franchise system. Under this agreement, royalty fees collected are recorded as revenue, and paid to Triarc via a management fee.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies - (continued)

     Inventory
     Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists principally of raw materials at December 31, 1996.

     Property and Equipment
     Depreciation of furniture and equipment is being provided for by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease.

     Income Taxes
     The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

     Intangibles
     The excess of cost over fair value of net assets acquired ("goodwill") is being amortized using the straight-line method through 2006. Accumulated amortization was $168,333 on December 31, 1996.

     At each balance sheet date the Company determines whether an impairment exists with respect to the Company's goodwill. In determining whether an impairment exists, the Company compares the projected future cash flows attributable to the goodwill with its carrying value.

     In connection with the Transaction, the unamortized goodwill was reduced $1.7 million, and the amortization period decreased from twenty to ten years. This reduction represents the portion of goodwill attributable to the assets sold and is reflected in the gain on sale of assets for the year ended December 31, 1996.

     Organization costs, trademarks and franchise offering costs were being amortized by the straight-line method over five, ten and three years, respectively, through the date of the Transaction.

     Stock-Based Compensation
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies - (continued)

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings Per Share
     Net income (loss) per common share is calculated by dividing net income
     (loss) by the weighted average number of shares of common stock outstanding for each period presented. Stock options and warrants have been excluded from the computation of weighted average shares outstanding since their effect is antidilutive.

Note 3 - Initial Public Offering and Other Financing Activities
     On May 12, 1994, the effective date of the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, the Company completed an initial public offering of 970,000 shares of common stock at an offering price of $5.00 per share; 970,000 redeemable Class A warrants at an offering price of $.10 per warrant, each to purchase one share of common stock and one Class B warrant for $4.00; and 485,000 redeemable Class B warrants at an offering price of $.10 per warrant, each to purchase one share of common stock for $5.00. The net proceeds to the Company, after giving effect to previously paid offering expenses of $135,000 and after deducting underwriting commissions and expenses of the offering of approximately $1,224,200, were approximately $3,906,300.

     In connection with the IPO certain existing stockholders of the Company have agreed to place into escrow an aggregate of 750,000 shares of common stock ("Escrow Shares"). Approximately 80% of the Escrow Shares are held by the Company's management either directly or indirectly. The Escrow Shares will be released from escrow and delivered to such stockholders if the Company's income before provision for income taxes equals or exceeds the amounts below. Otherwise, all of the Escrow Shares will be released from escrow and delivered to such stockholders on the seventh anniversary of the consummation of the IPO. The releases of these shares are not considered to be compensatory.

            Year Ending        Minimum           Escrow Shares
            December 31,   Pretax Earnings       to be Released
               1997          $1,800,000             150,000
               1998           2,700,000             150,000

     Minimum pretax earnings in 1995 and 1996 were not sufficient to cause the release of 300,000 and 150,000 shares eligible for release in 1995 and 1996, respectively; however, such shares shall nevertheless be released if there are minimum pretax earnings of $800,000 in fiscal years 1997 or 1998. For financial reporting purposes these shares have been considered outstanding for all periods presented.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 3 - Initial Public Offering and Other Financing Activities - (continued)

     In November and December 1993, the Company completed private placements of 26 units and 1 unit, respectively, at an offering price of $25,000 per unit. Each unit consisted of a $25,000 note convertible into 6,250 shares of common stock and an option to acquire, for no consideration, Class A warrants to purchase 12,500 shares of common stock. These notes were converted into an aggregate of 168,750 shares of common stock and 337,500 Class A warrants following completion of the IPO.

     Additionally, in connection with the IPO, the Company's underwriters acquired an additional 145,500 Class A warrants and 72,750 Class B warrants with the same terms as described above.

Note 4 - Notes Receivable

Note receivable from a Corporation, due in
monthly installments of $116,905, including
interest at 9.25%, maturing December 1997                            $1,335,027

Note receivable from a Corporation, due in monthly installments of
$4,580, including interest at 9.25% maturing September 1998
Payments on the note are restricted to satisfy
the note payable to a former licensee (Note 8)                           88,484
                                                                     ----------
                                                                      1,423,511
Less current maturities                                               1,383,836
                                                                        $39,675
                                                                     ==========

Note 5 - Property and Equipment
     At December 31, 1996, property and equipment, at cost, consists of the following:

                                                              Depreciation and
                                                            Amortization Period

     Furniture and fixtures                  $  22,212               5 years
     Equipment                                 134,713          5 - 10 years
     Leasehold improvements                     58,894               5 years
                                            ----------
                                               215,819
     Less accumulated depreciation and
     amortization                               27,272
                                             $ 188,547

     Depreciation and amortization expense for property and equipment was $14,452 and $15,989 for 1995 and 1996, respectively.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 6 - Accounts Payable and Accrued Expenses

               Trade accounts payable and other     $411,455
               Accrued professional fees             216,618
               Accrued payroll                       162,326
               Accrued other                          42,920
                                                    --------
                                                    $833,319

Note 7 - Agreement with Licensee

     In June 1992, the Company entered into a licensing agreement for the manufacturing, production, packaging and distribution of certain products under a trade name and trademarks held by the Company. Under the terms of the agreement, the Company was entitled to receive licensing fees for all products sold based upon various percentages of non-franchisee sales and amounts specified in the agreement for sales to Company franchisees. The term of the agreement was twenty years unless sooner terminated (see below). In connection with the licensing agreement the Company entered into an agreement providing for royalties of 4% of the licensing fees earned by the Company under the licensing agreement to be paid to an unaffiliated entity. In addition, the Company issued to this entity 45,662 shares of its common stock, which the Company valued at $40,000.

     The agreement provided for the Company to receive $1,425,000 of the licensing fees in advance, which the Company had received through 1993.

     In August 1994, an agreement with the licensee was reached whereby the Company paid $400,000 to the licensee and the $770,000 balance of the unearned licensing fees was converted to a note payable. In consideration for this extended payment schedule, royalties payable to the Company from the licensee for sales in excess of $5,000,000 were reduced from 4% to 3%.

     This license agreement was terminated and the balance of the note payable was paid in August 1996 pursuant to the Triarc Transaction (Note 1).

Note 8 - Long-term Debt

Note payable to former licensee, monthly payments of $4,580, including interest at 9.25%, due September 1998. The note is being satisfied directly from payment on a note
receivable (Note 4)                                                    $88,484

Note payable to former lessor, monthly payments of
$2,000, noninterest bearing, due July 1997                              20,000

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 8 - Long-term Debt - (continued)

Note payable to a financing institution, monthly
payments of $8,873, including interest at prime plus
3.5%, due December 1997.  Collateralized by the
promissory note from Triarc (Note 4)                      100,000
                                                         --------
                                                          208,484
Less current maturities                                   168,809
                                                          $39,675

     The prime rate at December 31, 1996 was 8.25%

Note 9 - Related Party Transactions

     Included in prepaid expenses and other current assets is a loan receivable from an officer, in the amount of $13,600, which consists of advances made, prior to the IPO, to an officer of the Company and a partnership affiliated with officers of the Company.

     Included in accounts payable and accrued expenses, are bonuses due to officers aggregating $107,000, to be paid in the ordinary course of business.

     During the period November 1995 through June 1996, the Company borrowed approximately $184,500 from affiliates of Charles Loccisano, the Company's Chairman, Chief Executive Officer and Director, and Alan Gottlich, the Company's President, Chief Financial Officer and Director in order to fund its operating cash deficit. These loans were repaid out of the proceeds of the Triarc transaction based on terms which were unanimously approved by the Company's Board of Directors, including initial loan fees of 25% and interest at a rate of five points above the prime rate. Interest expense and fees, related to these loans, charged to operations for the year ended December 31, 1996 amounted to $53,900.

     In July 1996, the Company entered into a loan agreement with Gelt Financial Corporation ("Gelt") providing for a loan to the Company in the amount of $125,000. As additional collateral provided to Gelt, an aggregate of 250,000 shares of the Company's common stock held by affiliates of Charles Loccisano, the Company's Chairman, Chief Executive Officer and Director, and Alan Gottlich, the Company's President, Chief Financial Officer and Director, were pledged to Gelt and limited suretyship agreements were entered into by such affiliates. This loan was fully repaid out of the proceeds of the Triarc Transaction, resulting in the release of the pledged shares of common stock and the cancellation of the limited suretyship agreements.

     In November 1996, the Company granted 5,000 shares of the Company's common stock to Philip Friedman, a member of the Company's Board of Directors. These shares were issued in consideration for consulting services rendered in the amount of $7,500, the fair market value of the shares on the date of issuance.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 9 - Related Party Transactions - (continued)

     In November 1996, the Company granted 125,000 shares of the Company's common stock to the Loccisano Irrevocable Trusts, affiliates of Charles Loccisano, the Company's Chairman and CEO. These shares were issued in consideration for shares previously conveyed by the Trusts on behalf of the Company to Dan Feldman, a member of the Company's Board of Directors, in exchange for an agreement to serve as a Director.

     The Company paid consulting fees in the amount of $6,212 during 1996 and $10,600 during 1995 to a Company owned by a member of the Company's Board of Directors.

Note 10 - Forgiveness of Debt

     Forgiveness of debt resulted from the termination of the manufacturing and license agreement with Heinz Bakery Products for $93,409 and $69,320 from negotiations with vendors.

Note 11 - Income Taxes

     Deferred tax assets at December 31, 1996 consist of the following:

               Loss carryforwards                     $1,000,000
               Expenses not currently deductible          26,000
                                                     -----------
               Gross deferred tax asset                1,026,000
               Valuation allowance                    (1,026,000)
                                                     -----------
               Net deferred tax asset                $        --
                                                     ===========

     The provisions for income taxes for the year ended December 31, 1996 have been reduced $90,000 by the benefits of net operating loss carryforwards.

     At December 31, 1996, the Company has net operating loss carryforwards for financial reporting purposes of approximately $2,500,000 available to offset future taxable income. These carryforwards expire in the years 2008 through 2011. Utilization of the net operating loss carryforwards may be significantly limited based on changes in the Company's ownership.

Note 12 - Stock Option Plan

     The Company's 1993 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 450,000 shares of the Company's common stock. All options granted have ten year terms, other than 10% shareholders that have five year terms, and vest and become fully exercisable upon grant.

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.0%, dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .72%; and a weighted-average expected life of the option of five years.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 12 - Stock Option Plan - (continued)

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      1995              1996

Pro forma net income (loss)                      $(1,396,289)        $151,864

Pro forma earnings (loss) per common share             $(.48)            $.05


     There was no compensation expense arising from stock options for the years ended December 31, 1995 and 1996, respectively.

     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                     1995                             1996
                                         Weighted-Average                 Weighted-Average
                             Options      Exercise Price      Options      Exercise Price
Outstanding -
 beginning of year            95,312             $5.40        457,812              $2.38

Granted                      362,500              1.58         55,000               1.94
Exercised                         --                --             --                 --
Forfeited                         --                --       (107,500)              4.77
                             -------             -----        -------              -----

Outstanding -
 end of year                 457,812             $2.38        405,312              $1.68
                             =======             =====        =======              =====

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 12 - Stock Option Plan - (continued)

                                      1996
           Options
         Outstanding              Exercise                 Expiration
         End of Year                Price                     Date

             17,812               $   2.81               December 1998
            192,500                   1.58               June 2000
            140,000                   1.58               June 2005
             55,000                   1.94               November 2006
      -------------
            405,312
      =============

     All options outstanding at December 31, 1996 are exercisable.

     In November 1996, the Company established and approved the 1996 Stock Option Plan for grants of options (each option carries the right to purchase one share of the Company's common stock) to directors, management and consultants for up to 500,000 shares of the Company's common stock. As of December 31, 1996, no options were granted under this plan.

Note 13 - Other Transactions

     On April 12, 1994, the Company's principal stockholders granted an option to a stockholder, who was a holder of a note, to purchase from them 250,000 shares of common stock for $.12 per share, commencing on the effective date of the IPO and expiring on April 12, 1998. This option was granted as consideration for the holder to agree to be named as a nominee for director of the Company for a period of four years and to serve as such if duly elected. For financial reporting purposes, the grant of this option is deemed to be compensatory. The difference between the IPO price of $5.00 per share and the exercise price of $.12 per share resulted in a charge to the Company's operations of $1,220,000 in 1994.

     In 1995, the stockholder agreed to terminate the option agreement to purchase 250,000 shares of common stock at $.12 per share in exchange for 125,000 shares of common stock from the principal stockholder.

Note 14 - Supplemental Cash Flow Information

     During the year ended December 31, 1996, the Company issued 33,000 shares of its common stock as payment for consulting services rendered and interest expense on certain debt obligations in the amount of $28,250 and $26,400, respectively, the fair market value of the shares on the date(s) of issuance.

     During the years ended December 31, 1995 and 1996, the Company paid interest of $9,895 and $110,345 respectively.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 15- Major Customers

     The Company had two major customers that accounted for substantially all of the Company's wholesale sales during the year ended December 31, 1996, and substantially all of the Company's accounts receivable as of December 31, 1996.

Note 16 - Commitments and Contingencies

     Rent
     The Company leases space for its main offices, retail bakery, and wholesale bakery operation under noncancelable operating leases. The retail bakery lease provides for additional rents based upon sales volume. The Company is required to pay all real estate taxes in connection with the retail bakery lease.

     At December 31, 1996, aggregate minimum annual payments due under the leases are as follows:

                     Year Ending
                     December 31,
                         1997          $113,000
                         1998            44,500
                         1999            38,000
                         2000            20,000
                                       --------
                                       $215,500
                                       ========

     Rent expense charged to operations for the years ended December 31, 1995 and 1996 amounted to approximately $91,000 and $115,000, respectively. In June 1996, the Company began sub leasing 50% of its main offices to a related party. This sub lease is based on an oral month to month agreement, with 50% of the rental and related charges being paid by the sub tenant. Amounts charged to the sub tenant during 1996 were $14,000.

     Litigation
     The Company is presently and from time to time involved in routine litigation, including litigation with vendors, suppliers and franchisees. None of those litigations in which the Company is currently involved are material to its financial condition or results of operations.

     In May 1996, a default judgment of $80,120 was entered against the Company on behalf of a claim filed by a former franchisee. The Company believes the plaintiff 's claims for damages are without foundation and has filed an appeal. As of December 31, 1996, management has accrued $10,000 for its estimate of possible losses. It is reasonably possible that a change in this estimate will occur in the near term.