Form 10QSB
period 1997-03-31
PARAMARK ENTERPRISES INC
filed 1997-05-14
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1997.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT
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

Common Stock, $.01  par value - 3,068,833 shares as of May 14, 1997.

                            Paramark Enterprises Inc.



Part I            FINANCIAL INFORMATION

Item I            FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS                           PAGE

                  Balance Sheets at December 31, 1996 and                   3
                  March 31, 1997.

                  Statement of Operations for the three months ended        4
                  March 31, 1996 and March 31, 1997.

                  Statement of Cash Flows for the three months ended        5
                  March 31, 1996 and March 31, 1997.

                  Notes to Financial Statements                             6


Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8

Part II           OTHER INFORMATION                                        12

Item 6            EXHIBITS AND REPORTS ON FORM 8-K                         12


SIGNATURES                                                                 13

                           PARAMARK ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                        December 31,       March 31,
                                                                           1996              1997
                                                                         (Audited)       (Unaudited)
                                     ASSETS
Current Assets:
         Cash                                                              $49,677          $35,569
         Accounts receivable, less allowance for doubtful accounts         335,322          225,414
         Notes receivable - current maturities                           1,383,836        1,074,613
         Inventory                                                          82,201          104,351
         Prepaid expenses and other current assets, net                     40,380           59,188
                                                                       -----------      -----------
                  Total current assets                                   1,891,406        1,499,134

         Property and equipment                                            188,547          207,826
         Excess of cost over fair value of net assets acquired             531,666          517,917
         Notes Receivable, net of current maturities                        39,675           26,450
                                                                       -----------      -----------

                  Total Assets                                          $2,561,294       $2,251,327
                                                                       ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
         Accounts payable and accrued expenses                            $833,319         $493,504
         Current maturities of long-term debt                              168,809          308,242
         Other current liabilities                                          53,383           33,717
                                                                       -----------      -----------
                  Total current liabilities                              1,055,511          835,463

Long-Term Debt, net of current maturities                                   39,675           26,450
                                                                       -----------      -----------

         Total liabilities                                               1,095,186          861,913
                                                                       -----------      -----------

                              STOCKHOLDERS' EQUITY

Preferred Stock                                                                  0                0
Common Stock                                                                30,689           30,689
Additional paid-in capital                                               6,757,491        6,757,491
Accumulated deficit                                                     (5,232,072)      (5,398,765)
                                                                       -----------      -----------
         Total stockholders' equity                                      1,556,108        1,389,414
                                                                       -----------      -----------

         Total Liabilities and Stockholders' Equity                     $2,651,294       $2,251,327
                                                                       ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three Months
                                                           Ended March 31,
                                                        1996              1997
Revenue:
         Wholesale sales                              $169,836         $422,539
         Sales from Company-owned stores                60,167           51,383
         Royalties and licensing fees                  144,067           17,129
         Other                                          16,679            4,667
                                                   -----------      -----------
                  Total revenue                        390,749          495,718

Operating expenses:
         Cost of goods sold                            192,638          355,210
         Selling, general and administrative           294,107          385,678
                                                   -----------      -----------
                  Total operating expenses             486,745          740,888
                                                   -----------      -----------

Loss from operations                                   (95,996)        (245,170)
                                                   -----------      -----------

Other income (expense):
         Interest income (expense), net                (17,125)          22,761
         Other income                                      668           55,716
                                                   -----------      -----------
                  Total other income (expense)         (16,457)          78,477
                                                   -----------      -----------

Net income (loss)                                    ($112,453)       $(166,693)
                                                   ===========      ===========

Net income (loss) per common share                      ($0.04)          $(0.05)
                                                   ===========      ===========

Weighted average number of
         common shares outstanding                   2,910,833        3,068,833
                                                   ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                                   1996            1997
Cash flow from operating activities:
         Net income (loss)                                                      ($112,453)     ($166,693)
Adjustments to reconcile net income (loss) to net cash from
         operating activities:
           Depreciation and amortization                                           53,400         22,492
           Licensing revenue                                                       (7,500)             0
           Provision for doubtful accounts                                         10,315              0
           Noncash interest expense                                                14,572              0
           Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                             (25,980)       109,908
           (Increase) decrease in inventories                                           0        (22,150)
           (Increase) decrease in prepaid expenses and other current assets       (29,220)       (18,807)
           Increase (decrease) in accounts payable and accrued expenses            (3,359)      (359,482)
           Increase (decrease) in other current liabilities                        30,038              0
                                                                                ---------      ---------

                                                                                  (70,186)      (434,733)

Cash flows from investing activities:
         Purchases of equipment                                                         0        (28,021)
                                                                                ---------      ---------

                                                                                        0        (28,021)
                                                                                ---------      ---------

Cash flows from financing activities:
         Proceeds from notes payable                                               50,361        158,257
         Proceeds from notes receivable                                                 0        322,448
         Payment of notes payable                                                       0        (32,049)
                                                                                ---------      ---------
                                                                                   50,361        448,656
                                                                                ---------      ---------

Net increase (decrease) in cash                                                   (19,826)       (14,098)

Cash at beginning of period                                                        51,677         49,677

Cash at end of period                                                             $31,851        $35,569
                                                                                =========      =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           Paramark Enterprises, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared by the Company, in accordance with generally accepted accounting principles and except for the Balance Sheet at December 31, 1996, all statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. It is suggested that these financial statements be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. There have been no significant changes of accounting policies since December 31, 1996. For comparability, certain 1996 amounts have been reclassified, where appropriate, to conform with the 1997 presentation.

Note 2 - Net Income (Loss) Per Common Share

Net loss per common share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding for each period presented. For purposes of these computations, shares issuable upon the exercise of all common stock purchase options and warrants outstanding have been excluded from the computation of weighted average shares outstanding since their effect is antidilutive.

Note 3 - Income Taxes

No provision (credit) for income taxes has been made for the three months ended March 31, 1997 and 1996 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at March 31, 1997. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at March 31, 1997.

Note 4 - Sale of Assets

In August 1996, the Company closed a purchase agreement (the "Transaction") with Triarc Restaurant Group d/b/a/ Arby's, Inc. ("Triarc") through which (a) Triarc purchased the trademarks, service marks, recipes and secret formulas of the Company, (b) Triarc licensed back to the Company the rights to operate existing franchised bakery locations and to distribute T.J. Cinnamons products through retail grocery outlets, and (c) the Company entered into a management agreement with Triarc to manage the franchise system.

The Company received payments of $25,000 at the execution of the Transaction, $1,765,000 at the closing, a promissory note in the amount of $1,650,000 which is being paid in fifteen (15) equal monthly installments beginning October 1, 1996, a promissory note in the amount of $100,000 which is being paid in twenty four (24) equal monthly installments beginning October 1, 1996. In addition, the purchase agreement the potential for contingent payments of up to a maximum of an additional $5,500,000 over time dependent upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million. Pursuant to the terms of the Transaction, T.J. Cinnamons, Inc. changed its name to Paramark Enterprises, Inc.

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

Note 5 - Short Term Financing

In December, 1996 the Company consummated a short term loan with Gelt Financial Corporation ("Gelt") in the amount of $100,000, and in March, 1997 the Company increased the loan with Gelt by an additional $175,000. The terms of these Gelt loans provided for interest at a rate of prime plus three and one half percent, and a placement fee of 5.5%. These loan have been secured by a security interest in the 15 month note receivable from Triarc in the original principal amount of $1,650,000, and will be fully amortized and paid in full by December 1, 1997. The proceeds of these loans were used to pay outstanding indebtedness and fund working capital.

Part  I   Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

       RESULTS OF OPERATIONS (for the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996).

       The following tables set forth the components of the Company's revenue:

                                    Three Months Ended March 31,
                                        1996          1997
     Wholesale sales                  $169,800     $422,500
     Company-owned bakery sales         60,200       51,400
     Royalties and licensing fees      144,100       17,100
     Other                              16,700        4,700
                                      --------     --------
     Total Revenue                    $390,800     $495,700

         Wholesale sales were $422,500 for the three months ended March 31, 1997 as compared to $169,800 for the three months ended March 31, 1996. In the fourth quarter of 1996, the Company began production in its own bakery manufacturing facility in Santa Ana, California. The current products sold by the Company include: T.J. Cinnamons gourmet cinnamon rolls, T.J. Cinnamons mini cinnamon rolls, CinnaChips, C & W Gourmet Rugalach and a variety of specialty cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution.

         To develop its wholesale sales, the Company is focusing its selling efforts in three geographic areas through alliances with the following three key food brokerage groups: (a) Le Grand Marketing, representing retail grocery stores California; (b) American Sales and Marketing, representing the membership club stores nationwide and retail grocery stores in the mid-west, and (c) Douglas Sales, representing retail grocery stores in the New York Tri-State area. The Company is currently selling products to the following accounts:
Ralphs Supermarkets, Lucky's Supermarkets, Price/Costco, Hughs Supermarkets, and FEDCO. These chains represent over 600 locations.

         Company-owned bakery sales decreased by 15% to $51,400 for the three months ended March 31, 1997 from $60,200 for the three months ended March 31, 1996. This sales decrease resulted from a decline in mall traffic due to a number of vacancies in the Poughkeepsie Galleria mall. In April 1997, the Company entered into a management agreement whereby the Poughkeepsie Galleria mall bakery will be operated with all cash deficits funded by the manager and all positive cash flow retained by the manager as a management fee.

         Royalty and licensing fee revenue decreased to $17,100 for the three months ended March 31, 1997 from $144,100 for the three months ended March 31, 1996. This decrease in franchise royalties resulted primarily from the terms of the Triarc Transaction requiring the Company to provide franchisees an offer to forgive all royalties for the period August, 1996 through January, 1997 in exchange for a general release against the Company. Franchisees representing approximately 80% of the franchised bakery units entered into these general release agreements. The decreases in license fees are primarily from a decreases in the sales of "proof and bake" cinnamon rolls utilized in various locations under licensing agreements. In August, 1996, the Company terminated its trademark and technology license agreement with Heinz Bakery Products which was a condition for the closing of the Triarc Transaction.

         Product rebates decreased to $4,700 for the three months ended March 31, 1997 as compared to $16,700 for the three months ended March 31, 1996. These product rebates are from various supplier rebates and commitment fees.

         Cost of goods sold increased to $355,210 for the three months ended March 31, 1997 from $192,210 for the three months ended March 31, 1996. This increase is primarily the result of the cost of the wholesale sales to supermarkets and membership club chains.

         Selling, general and administrative expenses increased by 31% to $385,678 for the three months ended March 31, 1997 from $294,107 for the three months ended March 31, 1996. These increases are primarily the result of increases in selling general and administrative costs associated with the Company's entry into the wholesale distribution business.

         Net interest income for the three months ended March 31, 1997 was $22,761 as compared to net interest expense for the three months ended March 31, 1996 of $17,125. This change in net interest expense resulted from the interest earned on the notes receivable from Triarc Restaurant Group.

         Other income of $55,716 for the three months ended March 31, 1997 as compared to $668 for the three months ended March 31, 1996 are from reductions in account payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1997, the Company had a working capital surplus of approximately $663,700.

         The Company owed approximately $488,600 to various trade and other creditors at March 31, 1997, of which approximately $200,000 was more than 90 days past due. The Company is currently experiencing cash flow deficits from its operating activities primarily because its current expenses exceed its current revenues. These deficits are currently being funded by the Triarc notes receivable payments. The Company will continue to incur cash flow deficits from its operating activities until such time that the Company is able to attain sales levels sufficient to support its operations.

         The Company used net cash in operating activities in the amount of $434,733 for the three months ended March 31, 1997 resulting primarily from decreases in accounts payable, as compared to $70,186 for the three months ended March 31, 1996. The Company used net cash from investing activities in the amount of $28,021 for the three months ended March 31, 1997 resulting from the purchases of equipment. The Company received net cash provided by financing activities in the amount of $448,656 for the three months ended March 31, 1997 resulting from proceeds received from notes receivable and notes payable, as compared to net cash provided by financing activities in the amount of $50,361 for the three months ended March 31, 1996.

         In August 1996, the Company closed a purchase agreement with Triarc Restaurant Group d/b/a/ Arby's, Inc. ("Triarc") pursuant to which (a) Triarc purchased the trademarks, service marks, recipes and secret formulas of the Company, (b) Triarc licensed back to the Company the rights to operate existing franchised bakery locations and to distribute T.J. Cinnamons products through retail grocery outlets, and (c) the Company entered into a management agreement with Triarc to manage the franchise system.

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

         In December, 1996 the Company consummated a short term loan with Gelt in the amount of $100,000, and in March, 1997 the Company increased the loan with Gelt by an additional $175,000. The terms of these Gelt loans provided for interest at a rate of prime plus three and one half percent, and a placement fee of 5.5%. These loans have been secured by a security interest in the 15 month note receivable from Triarc in the original principal amount of $1,650,000, and will be fully amortized and paid in full by December 1, 1997. The proceeds of these loans were used to pay outstanding indebtedness and fund working capital.

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

         In May 1997, the Company entered into a letter of intent with Commonwealth Associates whereby Commonwealth Associates will act as the Company's investment advisor in areas including long-term financial planning, expansion and capital structure, mergers, acquisitions and other corporate financial matters. Pursuant to this relationship, Commonwealth Associates contemplates acting as the Company's placement agent in connection with a planned convertible preferred stock private placement. All proceeds derived from the private placement will be utilized toward automating the Santa Ana production facility, establishing a North East production facility, and establishing a working capital reserve.

PART II OTHER INFORMATION


Item 3 DEFAULTS UPON SENIOR SECURITIES

          None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

          (a)  No exhibits

          (b) On February 6, 1997 the registrant filed a Current Report on Form 8-K covering Item 4, Changes in Registrant's Certifying Accountant, disclosing the dismissal of Goldstein, Golub, Kessler & Co., P.C. and the retention of Arthur Andersen LLP as its independent public accountants. On March 10, 1997 the registrant filed a Current Report on Form 8-K/A covering Item 4, Changes in Registrant's Certifying Accountant, disclosing the resignation of Arthur Andersen LLP and the retention of Amper, Politziner & Mattia as its indepen- dent public accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                           Paramark Enterprises, Inc.




Dated: May 14, 1997        By: /s/ Charles N. Loccisano
                               Charles N. Loccisano,
                               Chairman and Chief Executive Officer




                           By: /s/ Alan S. Gottlich
                               Alan S. Gottlich, President
                               and Chief Financial Officer
                               (Principal Accounting Officer)