Form 10-Q
period 1997-06-30
PARAMARK ENTERPRISES INC
filed 1997-08-08
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997.

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

      Common Stock, $.01 par value - 3,070,083 shares as of August 8, 1997.

                            Paramark Enterprises Inc.


Part I FINANCIAL INFORMATION

Item I FINANCIAL STATEMENTS

       INDEX TO FINANCIAL STATEMENTS                                      PAGE

       Balance Sheets at December 31, 1996 and                              3
       June 30, 1997.

       Statement of  Operations  for the three and six 4 months ended
       June 30, 1996 and June 30, 1997.                                     4

       Statement  of Cash  Flows for the six  months 5 ended June 30,
       1996 and June 30, 1997.                                              5

       Notes to Financial Statements                                        6


Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        8


SIGNATURES                                                                 12

                           PARAMARK ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                 December 31,       June 30,
                                                                     1996             1997
                                                                  (Audited)       (Unaudited)
                                     ASSETS
Current Assets:
  Cash                                                              $49,667          $10,582
  Accounts receivable, less allowance for doubtful accounts         335,322          216,025
  Notes receivable - current maturities                           1,383,836          765,208
  Inventory                                                          82,201          171,893
  Prepaid expenses and other current assets, net                     40,380           43,430
                                                                -----------      -----------
        Total current assets                                      1,891,406        1,207,138

Property and equipment                                              188,547          238,307
Excess of cost over fair value of net assets acquired               531,666          504,167
Notes Receivable, net of current maturities                          39,675                0
                                                                -----------      -----------
    Total Assets                                                 $2,651,294       $1,949,612
                                                                ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                          $833,319         $633,932
    Current maturities of long-term debt                            168,809          257,073
    Other current liabilities                                        53,383           15,000
                                                                -----------      -----------
        Total current liabilities                                 1,055,511          906,005

Long-Term Debt, net of current maturities                            39,675                0
                                                                -----------      -----------
    Total liabilities                                             1,095,186          906,005
                                                                -----------      -----------


                              STOCKHOLDERS' EQUITY

Preferred Stock                                                           0                0
Common Stock                                                         30,689           30,689
Additional paid-in capital                                        6,757,491        6,757,491
Accumulated deficit                                              (5,232,072)      (5,744,573)
                                                                -----------      -----------
    Total stockholders' equity                                    1,556,108        1,043,607
                                                                -----------      -----------
    Total Liabilities and Stockholders' Equity                   $2,651,294       $1,949,612
                                                                ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months              For the Six Months
                                                     Ended June 30,                   Ended June 30,
                                                 1996             1997            1996               1997
Revenue:
    Wholesale sales                            $163,436         $560,175         $333,272         $982,714
    Sales from Company-owned stores              55,509           43,175          115,676           94,558
    Royalties and licensing fees                149,352           61,759          310,098           83,555
                                            -----------      -----------      -----------      -----------
        Total revenue                           368,297          665,109          759,046        1,160,827

Operating expenses:
    Cost of goods sold                          199,293          441,912          391,931          797,123
    Selling, general and administrative         387,843          586,081          681,282          971,760
                                            -----------      -----------      -----------      -----------
        Total operating expenses                587,136        1,027,993        1,073,213        1,768,883
                                            -----------      -----------      -----------      -----------


Loss from operations                           (218,839)        (362,884)        (314,167)        (608,056)
                                            -----------      -----------      -----------      -----------

Other income (expense):
    Interest income (expense), net              (16,631)           8,857          (33,756)          31,618
    Other income                                      0            8,820                0           63,936
                                            -----------      -----------      -----------      -----------
        Total other income (expense)            (16,631)          17,078          (33,756)          95,555
                                            -----------      -----------      -----------      -----------


Net income (loss)                             ($235,649)       $(345,806)       ($347,923)       ($512,501)
                                            ===========      ===========      ===========      ===========


Net income (loss) per common share               ($0.08)          ($0.11)          ($0.12)          ($0.17)
                                            ===========      ===========      ===========      ===========


Weighted average number of
    common shares outstanding                 2,910,833        3,068,833        2,910,833        3,068,833
                                            ===========      ===========      ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                                1996           1997
Cash flow from operating activities:
    Net income (loss)                                                        ($347,923)     ($512,501)
Adjustments to reconcile net income (loss) to net cash from
    operating activities:
        Depreciation and amortization                                          106,441         48,941
        Licensing revenue                                                      (12,500)             0
        Provision for doubtful accounts                                         86,706              0
        Noncash interest expense                                                29,059              0
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                            (127,956)       119,297
        (Increase) decrease in inventories                                           0        (89,692)
        (Increase) decrease in prepaid expenses and other current assets        11,814         (3,049)
        (Increase) decrease in deferred transaction costs                      (64,389)             0
        Increase (decrease) in accounts payable and accrued expenses           142,372       (237,770)
        Increase (decrease) in other current liabilities                        38,358              0

                                                                              (138,018)      (674,774)


Cash flows from investing activities:
    Purchases of equipment                                                           0        (71,203)
                                                                             ---------      ---------

                                                                                     0        (71,203)
                                                                             ---------      ---------

Cash flows from financing activities:
    Proceeds from notes payable                                                109,464        163,855
    Proceeds from notes receivable                                                   0        658,303
    Payment of notes payable                                                         0       (115,266)
                                                                             ---------      ---------
                                                                               109,464        706,892

Net increase (decrease) in cash                                                (28,554)       (39,085)

Cash at beginning of period                                                     51,677         49,667

Cash at end of period                                                          $23,123        $10,582
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

Note 3 - Income Taxes

No provision (credit) for income taxes has been made for the six months ended June 30, 1997 and 1996 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at June 30, 1997. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at June 30, 1997.

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

The Company received payments of $1,790,000 at the closing, a promissory note in the amount of $1,650,000 which is being paid in fifteen (15) equal monthly installments beginning October 1, 1996, a promissory note in the amount of $100,000 which is being paid in twenty four (24) equal monthly installments beginning October 1, 1996. In addition, the purchase agreement provides for the contingent payments of up to a maximum of an additional $5,500,000 over time dependent upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million. Pursuant to the terms of the Transaction, T.J. Cinnamons, Inc. changed its name to Paramark Enterprises, Inc.

Simultaneous with the closing of the Transaction in August 1996, the Company entered into an agreement with Heinz Bakery Products to terminate the 1992 manufacturing and license agreement. Under the terms of the agreement, the Company paid Heinz Bakery Products $600,000 at closing, and assigned to Heinz the Triarc promissory note in the amount of $100,000 payable with interest in equal installments over a two year period.

Note 5 - Short Term Financing

In December, 1996 the Company consummated a short term loan with Gelt Financial Corporation ("Gelt") in the amount of $100,000, and in March, 1997 the Company increased the loan with Gelt by an additional $175,000. The terms of these Gelt loans provided for interest at a rate of prime plus three and one half percent, and a placement fee of 5.5%. These loans have been secured by a security interest in the 15 month note receivable from Triarc in the original principal amount of $1,650,000, and will be fully amortized and paid in full by December 1, 1997. The proceeds of these loans were used to pay outstanding indebtedness, fund startup costs of the California bakery facility, and fund working capital.

Part  I   Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

   RESULTS OF OPERATIONS (for the three and six month periods ended June 30, 1997 compared to the three and six month periods ended June 30, 1996).

   The following tables set forth the components of the Company's revenue:

                                      Three Months Ended June 30,
                                         1996            1997

    Wholesale sales                    $163,436       $560,175
    Company-owned bakery sales           55,509         43,175
    Royalties and licensing fees        149,352         61,759
                                     ----------     ----------
    Total Revenue                      $368,297       $665,109

                                      Six Months Ended June 30,
                                         1996            1997

    Wholesale sales                    $333,272       $982,714
    Company-owned bakery sales          115,676         94,558
    Royalties and licensing fees        310,098         83,555
                                     ----------     ----------
    Total Revenue                      $759,046     $1,160,827


     Wholesale sales increased by 243% to $560,175 for the three months ended June 30, 1997 from $163,436 for the three months ended June 30, 1996, and increased by 195% to $982,714 for the six months ended June 30, 1997 from $333,272 for the six months ended June 30, 1996.. In the fourth quarter of 1996, the Company began production in its own bakery manufacturing facility in Santa Ana, California. The current products sold by the Company include: T.J. Cinnamons gourmet cinnamon rolls, T.J. Cinnamons pecan sticky cinnamon rolls, T.J. Cinnamons CinnaChips, gourmet rugalach in four flavor varieties, gourmet bundt cakes in five flavor varieties, layer cakes, gourmet brownies, and mini carrot and banana cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution.

     To develop its wholesale sales, the Company has focused its selling efforts in targeted geographic areas through alliances with the following key food brokerage groups: (a) Le Grand Marketing, representing retail grocery stores in California; and (b) American Sales and Marketing, representing the membership club stores nationwide and retail grocery stores in the mid-west and southeast. The Company is currently selling products to the following accounts: Ralph's Supermarkets, Food-4-Less Supermarkets, Lucky's Supermarkets, Price/Costco, Sam's Wholesale Clubs, H.E. Butt Supermarkets, Hughs Supermarkets, Shoprite Supermarkets and Kings Supermarkets. These chains represent over 1,350 locations.

     In July, 1997, the Company hired Fredrick S. Popp to serve as east coast regional sales manager. Mr. Popp has approximately 20 years of bakery sales experience working for Viola Bakeries, Sara Lee, Country Home Bakers, Rich's Products and Van DeKamps Frozen Foods. Mr. Popp will initially focus his efforts on the northeast, developing a brokerage network to market and sell the Company's product line with a marketing launch in the fall season.

     Company-owned bakery sales decreased by 22% to $43,175 for the three months ended June 30, 1997 from $55,509 for the three months ended June 30, 1996, and decreased by 18% to $94,558 for the six months ended June 30, 1997 from $115,676 for the six months ended June 30, 1996. This sales decrease resulted from a decline in mall traffic due to a number of vacancies in the Poughkeepsie Galleria mall. In April 1997, the Company entered into a management agreement whereby the Poughkeepsie Galleria mall bakery will be operated with all cash deficits funded by the manager and all positive cash flow retained by the manager as a management fee.

     Royalty and licensing fee revenues decreased to $61,759 for the three months ended June 30, 1997 from $149,352 for the three months ended June 30, 1996, and decreased to $83,555 for the six months ended June 30, 1997 from $310,098 for the six months ended June 30, 1996. This decrease in royalties and licensing fees resulted primarily from the terms of the Triarc Transaction requiring the Company to provide franchisees an offer to forgive all franchise royalties for the period August, 1996 through February, 1997 in exchange for a general release against the Company. Franchisees representing approximately 80% of the franchised bakery units entered into these general release agreements. The decreases in license fees are primarily from a decrease in the sales of "proof and bake" cinnamon rolls utilized in various locations under licensing agreements. In August, 1996, the Company terminated its trademark and technology license agreement with Heinz Bakery Products which was a condition for the closing of the Triarc Transaction.

     Cost of goods sold increased to $441,912 for the three months ended June 30, 1997 from $199,293 for the three months ended June 30, 1996, and increased to $797,123 for the six months ended June 30, 1997 from $391,931 for the six months ended June 30, 1996. These increases are primarily the result of the cost of the wholesale sales to supermarkets chains and membership club chains.

     Selling, general and administrative expenses increased to $586,081 for the three months ended June 30, 1997 from $387,843 for the three months ended March 31, 1996, and increased to $971,760 for the six months ended June 30, 1997 from $681,282 for the six months ended June 30, 1996. These increases are primarily the result of increases in selling, general and administrative costs associated with the Company's manufacturing plant in Santa Ana, California and the selling and marketing expenses associated with the launch of the Company's product line to wholesale channels of distribution.

     Net interest income for the three months ended June 30, 1997 was $8,842 as compared to net interest expense for the three months ended June 30, 1996 of ($16,631), and net interest income for the six months ended June 30, 1997 was $31,618 as compared to net interest expense for the six months ended June 30, 1996 of ($33,756). This change in net interest expense resulted primarily from the interest earned on the notes receivable from Triarc Restaurant Group.

     Other income of $3,553 for the three months ended June 30, 1997 and $63,936 for the six months ended June 30, 1997 are from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.


    LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1997, the Company had a working capital surplus of approximately $301,100. During the three and six months ended June 30, 1997, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues. These operating deficits have been funded by the Triarc notes receivable payments.

    The Company used net cash in operating activities in the amount of $674,774 for the six months ended June 30, 1997, as compared to $138,018 for the six months ended June 30, 1996. The Company used net cash from investing activities in the amount of $71,203 for the six months ended June 30, 1997 resulting from the purchases of equipment. The Company received net cash provided by financing activities in the amount of $706,892 for the six months ended June 30, 1997 resulting from proceeds received from notes receivable and notes payable, as compared to net cash provided by financing activities in the amount of $109,464 for the six months ended June 30, 1996.

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

    The Company  received  payments of $1,790,000  at the closing,  a promissory note in the amount of $1,650,000 which is being paid in fifteen (15) equal monthly installments which began on October 1, 1996, and a promissory note in the amount of $100,000 which is being paid in twenty four (24) equal monthly installments which began on October 1, 1996 with a $50,000 balloon payment on September 1, 1998. In addition, the purchase agreement provides for contingent payments of up to a maximum of an additional $5,500,000 over time dependent upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million. Management believes that funds generated from the Triarc transaction will provide sufficient working capital for its planned product manufacturing and distribution expansion plans at least through December, 1997.

    Simultaneous with the closing of the Triarc transaction in August 1996, the Company entered into an agreement with Heinz Bakery Products to terminate the 1992 manufacturing and license agreement. Under the terms of the agreement, the Company paid Heinz Bakery Products $600,000 at closing, and assigned to Heinz the Triarc promissory note in the amount of $100,000 payable with interest in equal installments over a twenty four (24) month period with a $50,000 balloon payment.

     In December, 1996 the Company consummated a short term loan with Gelt Financial Corporation in the amount of $100,000, and in March, 1997 the Company increased the loan with Gelt by an additional $175,000. The terms of these Gelt loans provided for interest at a rate of prime plus three and one half percent, and a placement fee of 5.5%. These loans have been secured by a security interest in the 15 month note receivable from Triarc in the original principal amount of $1,650,000, and will be fully amortized and paid in full by December 1, 1997. The proceeds of these loans were used to pay outstanding indebtedness, fund startup costs of the California bakery production facility, and fund working capital.

     In June, 1997, the Company received a purchase commitment from Wal-Mart to supply its CinnaChip products to 445 Sams Wholesale Club stores nationally. In order to finance the working capital for these sales aggregating $945,000 , the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 secured by the Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. In addition, the Company granted Gelt 1,500 shares of the Company's common stock as a loan origination fee.

    In June 1997, the Company terminated its investment advisory letter of intent with Commonwealth Associates. The Company is currently exploring various financing options to raise funds to be utilized toward automating the Santa Ana, California production facility, establishing a North East production facility, and establishing a working capital reserve.

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




                               Paramark Enterprises, Inc.




Dated:                          By: /s/ Charles N. Loccisano
                                    Charles N. Loccisano,
                                    Chairman and Chief Executive Officer




                                By:/s/ Alan S. Gottlich
                                    Alan S. Gottlich, President
                                    and Chief Financial Officer
                                    (Principal Accounting Officer)