Form 10QSB
period 1997-09-30
PARAMARK ENTERPRISES INC
filed 1997-10-22
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                   FORM 10-QSB-Quarterly or Transition Report

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997 .

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

     Common Stock, $.01 par value - 3,070,083 shares as of October 20, 1997.

                            Paramark Enterprises Inc.

Part I            FINANCIAL INFORMATION

Item I            FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS                           PAGE

                  Balance Sheets at December 31, 1996 and                  3
                  September 30, 1997.

                  Statements of Operations for the three and nine          4
                  months ended September 30, 1996 and
                  September 30, 1997.

                  Statements of  Cash  Flows  for  the  nine  months       5
                  ended September 30, 1996 and September 30, 1997.

                  Notes to Financial Statements                            6


Item 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            8


SIGNATURES                                                                12

                           PARAMARK ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  December 31,     September 30,
                                                                      1996             1997
                                                                   (Audited)       (Unaudited)

                                     ASSETS

Current Assets:
  Cash                                                              $49,667         $163,253
  Accounts receivable, less allowance for doubtful accounts         335,322          577,460
  Notes receivable - current maturities                           1,383,836          421,527
  Inventory                                                          82,201          237,464
  Prepaid expenses and other current assets, net                     40,380           45,358
                                                                -----------      -----------
        Total current assets                                      1,891,406        1,445,062

Property and equipment                                              188,547          341,340
Excess of cost over fair value of net assets acquired               531,666          490,417
Notes receivable, net of current maturities                          39,675                0
                                                                -----------      -----------

    Total Assets                                                 $2,651,294       $2,276,819
                                                                ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                          $833,319         $790,335
    Current maturities of long-term debt                            168,809          527,241
    Other current liabilities                                        53,383           15,000
                                                                -----------      -----------
        Total current liabilities                                 1,055,511        1,332,576

Long-term debt, net of current maturities                            39,675                0
                                                                -----------      -----------

    Total liabilities                                             1,095,186        1,332,576
                                                                -----------      -----------


                              STOCKHOLDERS' EQUITY

Preferred Stock                                                           0                0
Common Stock                                                         30,689           30,702
Additional paid-in capital                                        6,757,491        6,759,353
Accumulated deficit                                              (5,232,072)      (5,845,812)
                                                                -----------      -----------
    Total stockholders' equity                                    1,556,108          944,243
                                                                -----------      -----------
    Total Liabilities and Stockholders' Equity                   $2,651,294       $2,276,819
                                                                ===========      ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For the Three Months              For the Nine Months
                                                  Ended September 30,               Ended September 30,
                                                1996              1997             1996             1997
Revenue:
    Wholesale sales                            $150,193       $1,589,638         $483,465       $2,572,352
    Sales from Company-owned stores              59,081           48,422          174,757          143,000
    Royalties and licensing fees                 62,108           18,311          372,206          101,866
                                            -----------      -----------      -----------      -----------
        Total revenue                           271,382        1,656,391        1,030,428        2,817,218

Operating expenses:
    Cost of goods sold                          143,540        1,276,030          535,471        2,073,153
    Selling, general and administrative         251,382          455,741          932,664        1,427,501
                                            -----------      -----------      -----------      -----------
        Total operating expenses                394,922        1,731,770        1,468,135        3,500,654
                                            -----------      -----------      -----------      -----------


Loss from operations                           (123,540)         (75,379)        (437,707)        (683,436)
                                            -----------      -----------      -----------      -----------

Other income (expense):
    Interest income (expense), net              (96,974)         (13,277)        (130,730)          18,341
    Income tax expense                                0          (12,597)               0          (12,597)
    Gain from sale of assets                  1,270,277                0        1,270,277                0
    Other income                                138,020               15          138,020           63,952
                                            -----------      -----------      -----------      -----------
        Total other income (expense)          1,311,323          (25,859)       1,277,567           69,696
                                            -----------      -----------      -----------      -----------


Net income (loss)                            $1,187,783        $(101,238)        $839,860        ($613,740)
                                            ===========      ===========      ===========      ===========


Net income (loss) per common share                $0.40           ($0.03)           $0.28           ($0.20)
                                            ===========      ===========      ===========      ===========


Weighted average number of
    common shares outstanding                 2,996,615        3,070,083        2,979,323        3,070,083
                                            ===========      ===========      ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the Nine Months
                                                                                Ended September 30,
                                                                              1996              1997
Cash flow from operating activities:
    Net income (loss)                                                       $839,860        ($613,740)
Adjustments to reconcile net income (loss) to net cash from
    operating activities:
        Depreciation and amortization                                        132,462           79,164
        Licensing revenue                                                    (12,500)               0
        Provision for doubtful accounts                                       87,018                0
        Gain from the sale of assets                                      (1,270,227)               0
        Gain on debt discharge                                               (93,409)               0
        Noncash interest expense                                              70,672                0
        Noncash consulting fee                                                     0            1,875
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                           (97,322)        (242,138)
        (Increase) decrease in inventories                                         0         (155,263)
        (Increase) decrease in prepaid expenses and other assets              22,845           (4,977)
        Increase (decrease) in accounts payable and accrued expenses        (161,550)         (81,366)
        Increase (decrease) in other current liabilities                      (3,321)               0
                                                                         -----------      -----------

        Net cash used in operating activities                               (485,522)      (1,016,445)
                                                                         -----------      -----------


Cash flows from investing activities:
    Net proceeds from the sale of assets                                   1,408,123                0
    Proceeds from notes receivable                                                 0        1,001,984
    Purchases of property and equipment                                       (2,700)        (190,710)
                                                                         -----------      -----------

    Net cash provided by (used in) investing activities                    1,405,423          811,274
                                                                         -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                       150                0
    Proceeds from financing                                                  101,500          522,987
    Payment of notes payable                                                (721,721)        (204,229)
    Net repayments of notes payable to affiliates                            (13,705)               0
                                                                         -----------      -----------

    Net cash provided by (used in) financing activities                     (633,776)         318,757
                                                                         -----------      -----------

Net increase (decrease) in cash                                              286,125          113,586

Cash at beginning of period                                                   51,677           49,667
                                                                         -----------      -----------
Cash at end of period                                                       $337,802         $163,253
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

Note 3 - Income Taxes

          No provision for income taxes has been made for the nine months ended September 30, 1997 and 1996 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 1997. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at September 30, 1997.

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

Note 5 - Short Term Financing

          In December 1996 the Company consummated a short term loan with Gelt Financial Corporation ("Gelt") in the amount of $100,000, and in March, 1997 the Company increased the loan with Gelt by an additional $175,000. The terms of these Gelt loans provided for interest at a rate of prime plus three and one half percent, and a placement fee of 5.5%. These loans have been secured by a security interest in the 15 month note receivable from Triarc in the original principal amount of $1,650,000, and will be fully amortized and paid in full by December 1, 1997. The balance of these loans September 30, 1997 was $80,400. The proceeds of these loans were used to pay outstanding indebtedness, fund startup costs of the California bakery facility, and fund working capital.

          In addition, in July 1997 the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. In addition, the Company granted Gelt 3,000 shares of the Company's common stock as a loan origination fee.

          In September 1997, the Company borrowed $100,000 from Charles Loccisano, the Chairman, Chief Executive Officer and Director of the Company. The terms of the demand promissory note provide for interest to be paid quarterly at the rate of 10% per annum.

Part  I   Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

          RESULTS OF OPERATIONS (for the three and nine month periods ended September 30, 1997 compared to the three and nine month periods ended September 30, 1996).

          The following tables set forth the components of the Company's revenue:

                                   Three Months Ended September 30,
                                         1996           1997

    Wholesale sales                    $150,193     $1,589,638
    Company-owned bakery sales           59,081         48,422
    Royalties and licensing fees         62,108         18,311
                                     ----------     ----------
    Total Revenue                      $271,382     $1,656,391

                                   Nine Months Ended September 30,
                                         1996           1997

    Wholesale sales                    $483,465     $2,572,352
    Company-owned bakery sales          174,757        143,000
    Royalties and licensing fees        372,206        101,866
                                     ----------     ----------
    Total Revenue                    $1,030,428     $2,817,218



    Wholesale sales increased to $1,589,638 for the three months ended September 30, 1997 from $150,193 for the three months ended September 30, 1996, and increased to $2,572,352 for the nine months ended September 30, 1997 from $483,465 for the nine months ended September 30, 1996. To further develop its wholesale sales, the Company is focusing its selling efforts in specific geographic areas through alliances with the following key food brokerage groups:
(a) Le Grand Marketing, representing retail grocery stores California; (b) Food Scene, representing retail grocery stores in the New York tri-state area, (c) J & J Brokers, representing retail grocery stores in New England, (d) Priority Food Brokers, representing retail grocery stores in Maryland and Virginia, and
(e) American Sales and Marketing, representing membership club stores nationwide and retail grocery stores in the mid-west. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company is focusing its initial marketing efforts on the following core products: (a) T.J. Cinnamons Gourmet Cinnamon Rolls and Gourmet Sticky Rolls; (b) T.J. Cinnamons CinnaChips; (c) Gourmet Rugalach and (d) Gourmet Brownies. The Company has also developed its own signature line of gourmet rugalach made in four flavor varieties. In addition, the Company is manufacturing gourmet brownies sold under the Hershey's label, gourmet bundt cakes in five flavor varieties, layer cakes, and mini cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution

    The Company is currently selling products to the following accounts: Ralphs Supermarkets, Food-4-Less Supermarkets, Luckys Supermarkets, ShopRite Supermarkets, H.E. Butt Supermarkets, Hughs Supermarkets, Kings Supermarkets, D'Agostinos Supermarkets, Price/Costco Wholesale Clubs and Sams Wholesale Clubs.

    Company-owned bakery sales decreased by 18% to $48,422 for the three months ended September 30, 1997 from $59,081 for the three months ended September 30, 1996, and decreased by 18% to $143,000 for the nine months ended September 30, 1997 from $174,757 for the nine months ended September 30, 1996. This sales decrease resulted from a decline in mall traffic due to a number of vacancies in the Poughkeepsie Galleria mall. In April 1997, the Company entered into a management agreement whereby the Poughkeepsie Galleria mall bakery will be operated with all cash deficits funded by the manager and all positive cash flow retained by the manager as a management fee.

    Royalty and licensing fee revenues decreased to $18,311 for the three months ended September 30,1997 from $62,108 for the three months ended September 30, 1996, and decreased to $101,866 for the nine months ended September 30, 1997 from $372,206 for the nine months ended September 30, 1996. This decrease in royalties and licensing fees resulted primarily from the terms of the Triarc Transaction requiring the Company to provide franchisees an offer to forgive all franchise royalties for the period August, 1996 through February, 1997 in exchange for a general release against the Company. Franchisees representing approximately 80% of the franchised bakery units entered into these general release agreements. The decreases in license fees are primarily from a decrease in the sales of "proof and bake" cinnamon rolls utilized in various locations under licensing agreements. In August, 1996, the Company terminated its trademark and technology license agreement with Heinz Bakery Products which was a condition for the closing of the Triarc Transaction.

    Cost of goods sold increased to $1,276,030 for the three months ended September 30, 1997 from $143,540 for the three months ended September 30, 1996, and increased to $2,073,153 for the nine months ended September 30, 1997 from $535,471 for the nine months ended September 30, 1996. These increases are primarily the result of the cost of the wholesale sales to supermarkets chains and membership club chains.

    Selling, general and administrative expenses increased to $455,741 for the three months ended September 30, 1997 from $251,382 for the three months ended September 31, 1996, and increased to $1,427,501 for the nine months ended September 30, 1997 from $932,664 for the nine months ended September 30, 1996. These increases are primarily the result of increases in selling, general and administrative costs associated with the Company's manufacturing plant in Santa Ana, California and the selling and marketing expenses associated with the launch of the Company's product line to wholesale channels of distribution.

    Net interest expense for the three months ended September 30, 1997 was ($13,277) as compared to net interest expense for the three months ended September 30, 1996 of ($96,974), and net interest income for the nine months ended September 30, 1997 was $18,341 as compared to net interest expense for the nine months ended September 30, 1996 of ($130,730). This change in net interest expense resulted primarily from the interest earned on the notes receivable from Triarc Restaurant Group offset by interest expenses associated with the Gelt short-term loans and accounts receivable financing.

    Other income decreased to $15 for the three months ended September 30, 1997 from $138,020 for the three months ended September 30, 1996, and decreased to $63,952 for the nine months ended September 30, 1997 from $138,020 for the nine months ended September 30, 1996. This other income in both periods is from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.


    LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had a working capital surplus of approximately $112,500. During the three and nine months ended September 30, 1997, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues. These operating deficits have been funded by the Triarc notes receivable payments.

    The Company used net cash in operating activities in the amount of $1,016,445 for the nine months ended September 30, 1997, as compared to $485,522 for the nine months ended September 30, 1996. The Company received net cash from investing activities in the amount of $811,274 for the nine months ended September 30, 1997, as compared to net cash received from investing activities in the amount of $1,405,423 for the nine months ended September 30, 1996. The Company received net cash provided by financing activities in the amount of $318,757 for the nine months ended September 30, 1997 as compared to net cash used in financing activities in the amount of $633,776 for the nine months ended September 30, 1996.

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

    In June, 1997, the Company received a purchase commitment from Wal-Mart to supply its CinnaChip products to 445 Sams Wholesale Club stores nationally. In order to finance the working capital for these sales aggregating $945,000 , the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by the Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. In addition, the Company granted Gelt 3,000 shares of the Company's common stock as a loan origination fee.

    In September 1997, the Company borrowed $100,000 from Charles Loccisano, the Chairman, Chief Executive Officer and Director of the Company. The terms of the demand promissory note provide for interest to be paid quarterly at the rate of 10% per annum.

    In October 1997, the Company finalized its investment advisory letter of intent with Commonwealth Associates whereby Commonwealth Associates will act as the Company's investment advisor in areas including long-term financial planning, expansion financing and capital structure, mergers, acquisitions and other corporate financial matters. Pursuant to this relationship, Commonwealth Associates contemplates acting as the Company's placement agent in connection with a planned convertible preferred stock private placement. The Company anticipates utilizing the proceeds derived from this private placement toward automating the Santa Ana, California production facility, establishing a North East production facility, and establishing a working capital reserve.

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