Form 10KSB
period 1997-12-31
PARAMARK ENTERPRISES INC
filed 1998-03-31
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                            ended December 31, 1997.
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

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

                    Common Stock
                    (Title of Class)

                    Class A Warrants
                    (Title of Class)

                    Class B Warrants
                    (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ____ No____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended December 31, 1997 were $3,878,381.

     As of March 25, 1998, there were 3,373,883 shares of Common Stock, 1,453,000 Class A Warrants, and 557,750 Class B Warrants outstanding. Based on the average high and low bid prices of the Common Stock on February 28, 1998, the approximate aggregate market value of Common Stock held by non-affiliates was $593,000 (1).


                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain   exhibits  are  incorporated  by  reference  to  the  Registrant's
Registration Statement on Form SB-2 and the amendments thereto, and the Registrant's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1995 and December 31, 1996 as listed in response to Item 13(a)(2).

     Transitional Small Business Disclosure Format (check one): Yes __ No _X_


(1) The aggregate dollar value of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the average of the high and low bid prices for the Company's Common Stock on March 25, 1998. The information provided shall in no way be construed as an admission that any officer, director or 10% stockholder in the Company may or may not be deemed an affiliate of the Company, or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1.   BUSINESS

General

     For a discussion of certain factors which should be considered in evaluating the Company and its business, see "Risk Factors".

     Paramark Enterprises, Inc., formerly T.J. Cinnamons, Inc. (the "Company"), a Delaware corporation was originally formed in December 1985. The Company was one of the first operators and franchisors of retail bakeries specializing in gourmet cinnamon rolls and related products in the United States. The Company currently owns and operates a production facility and distributes its products through wholesale channels of distribution throughout the United States. The Company's Common Stock, Class A Warrants and Class B Warrants are publicly traded on the OTC Bulletin Board under the symbols "TJCI", "TJCIW", and "TJCIZ"

     In June 1992, current management acquired the Company with the intention of implementing a focused business plan designed to further develop and capitalize on what management believed to be brand equity beyond the scope of its then current points of distribution. The Company's business plan had centered on leveraging the T.J. Cinnamons brand equity to expand distribution by implementing three interrelated strategies: (1) expand the Company's franchised bakery system, (2) explore opportunities to offer the Company's products in non-traditional retailing environments, and (3) expand opportunities to offer the Company's cinnamon roll and related products in supermarkets and other grocery outlets.

     With insufficient capital to fully implement the foregoing business plan, in June 1995 the Company retained the Corporate Finance Group at Arthur Andersen LLP to act as its financial advisor in connection with the exploration of strategic alternatives available to the Company. As a result of this engagement, in June 1996 the Company executed a definitive agreement with T.J. Holding Company, Inc., a wholly owned subsidiary of Arby's, Inc. d/b/a/ Triarc Restaurant Group (the "Triarc Purchase Agreement") for the sale of its intellectual property and a simultaneous license by Triarc back to the Company certain of the intellectual property for the purposes of continuing to distribute T.J. Cinnamons products through retail grocery outlets and supermarkets. Under the terms of the Triarc Purchase Agreement, the Company retained rights to own and operate one existing retail bakery. See "The Triarc Transaction."

     Following the completion of the Triarc Transaction, the Company discontinued its franchise and non-traditional bakery development strategies outlined above, and began to emphasize its strategy of expanding its wholesale manufacturing and distribution of the T.J. Cinnamons branded products for distribution to retail grocery outlets and supermarkets.

         In November 1996, the Company developed a bakery manufacturing facility in Santa Ana, California, and is currently selling its line of products in approximately 1,500 supermarket and wholesale club stores including Ralphs Supermarkets, Walmart Super Centers, Lucky's Supermarkets,

H.E. Butt Supermarkets, ShopRite Supermarkets, Sams Wholesale Club's and Costco Wholesale Club's. During the fiscal year ended December 31, 1997, approximately 77% of the Company's sales were to Ralph's Supermarkets and Sam's Wholesale Clubs. See "Risk Factors - Dependence on Major Customers".

     The Company's products include: (a) "T.J. Cinnamons" branded cinnamon rolls and cinnachips, and (b) a full line of specialty gourmet bakery products including rugalach sold in four flavor varieties, bundt cakes sold in four flavor varieties, upside down pineapple cakes, pull-apart cakes, chocolate brownies branded under the Hershey's label, 7" chocolate and white iced layer cakes, 4" mini 7" chocolate and white iced layer cakes, 1/4" chocolate and white iced sheet cakes, and other specialty bakery products. The Company is currently negotiating the sale of its rights to the "T.J. Cinnamons" name brand. See "Business - Proposed Sale of rights under Triarc Agreements." If this transaction is consummated, the Company will continue to manufacture and sell its line of specialty gourmet bakery products, and will endeavor to expand its line of products to include biscotti's, puff pastries and other specialty items.

     Management believes that the Company is favorably positioned to participate in a growing trend among supermarket chain's in-store bakeries to discontinue on-premises baking, and to purchase products that are made off premises and delivered to them frozen. After delivery, such products are thawed, date coded, and placed on the shelves for sale to customers. This "thaw and sell" strategy eliminates the need to employ experienced bakers, cost control systems and extensive operating systems to ensure quality and consistency of bakery products, all of which are extremely costly.

     Triarc Transaction. On August 29, 1996 the Company sold to TJ Holding Company, Inc. (a wholly owned subsidiary of Arby's, Inc. d/b/a/ Triarc Restaurant Group) certain of its operating assets, comprised of the "T.J.
Cinnamons" and other related trade names, trademarks, service marks, logos, signs, emblems, distinctive recipes, secret formulas and technical information ( the "Intellectual Property"), and also assigned to it various manufacturer and distributor agreements.

     In consideration for the sale of the Intellectual Property, the Company received (i) a 99 year royalty free license to produce and sell T.J. Cinnamons branded products through wholesale channels of distribution (see below), and
(ii) a base purchase price of $3,540,000, with $1,790,000 paid at the closing, $1,650,000 paid in the form of a 15 month promissory note, and $100,000 paid in the form of a 24 month promissory note. In addition, the transaction provided for contingent additional payments of up to $5.5 million. These contingent additional payments (i) will commence only if in any consecutive 12 month period aggregate system wide sales of T.J. Cinnamons products in Triarc retail outlets exceed $26.3 million; and (ii) are based on a royalty equal to 2% of system wide sales of T.J. Cinnamons products for the next 48 months, and thereafter 1% of system wide sales of T.J. Cinnamons products for an additional 36 months. See "Risk Factors - Contingent Additional Payments under the Triarc Agreement".

     Under the terms of the Triarc License Agreement, Triarc granted the Company the rights to use the Intellectual Property for (a) the sale of T.J. Cinnamons branded products through wholesale channels of distribution, and (b) to continue to operate the T.J. Cinnamons bakery located in Poughkeepsie, New York. The Company also continues to act as franchisor under the existing T.J.

Cinnamons franchise agreements, although day-to-day management responsibilities were assumed by Triarc pursuant to a management agreement. The wholesale licensing rights provided under the Triarc License Agreement are for the United States and any foreign country if the Company pays for the costs and expenses of securing trademark registrations and necessary government approvals in such foreign country. The term of the license agreement aggregates 99 years, consisting of an initial term of 20 years, together with three 20 year renewal options, and one 19 year renewal option. Each renewal option is subject to the Company's compliance with the terms of the license agreement and executing a general release in favor of Triarc.

     Under the Triarc License Agreement, the Company has the right to distribute approved wholesale products to supermarket chains approved by Triarc. Supermarket chains include grocery stores, warehouse stores, combination stores and wholesale club stores with annual sales exceeding $2 million, but do not include convenience stores. A list of wholesale products were pre-approved and included as an exhibit to the license agreement, including seven sizes of cinnamon rolls, seven flavor varieties of cinnamon rolls, three flavor varieties of CinnaChip's, and three flavor varieties of CinnaLoaf breads. The cinnamon roll products can be sold in 4-pack, 6-pack and 12-pack containers or other containers approved by Triarc. The Triarc License Agreement provides that for the period ending May 29, 2000, Triarc may not sell any approved T.J. Cinnamons products under the license agreement to any supermarket chain unless Triarc pays the Company a 2% royalty based on the wholesale sales to these supermarket accounts. Triarc may not sell such products to any supermarket chain to which the Company has been, and continues selling such products as of May 29, 2000. See "Risk Factors - Non-Exclusivity of Triarc License Agreement."

     The Company is obligated to comply with Triarc's standards and specifications for the preparation, manufacture, packaging, distribution, advertising and promotion of the approved wholesale products, and to use the Intellectual Property only to the extent provided for in the Triarc License Agreement.

     Need for Additional Capital. In an effort to secure financing to fund operating deficits and provide the Company with sufficient capital for its expansion plans, in October 1997, the Company offered for sale units in a convertible preferred stock private placement with Commonwealth Associates acting as the placement agent. This offering was held open to investors through January 1998, and was not consummated as orders for the minimum number of shares were not obtained. Without alternative sources of financing to fund the Company's operating deficits, the Company initiated discussions with a third party regarding securing capital through the sale of the Company's rights under the Triarc agreements.

     Proposed Sale of Rights Under Triarc Agreements. The Company is currently negotiating with an unaffiliated third party purchaser (the "Third Party") regarding the sale of (a) all of the Company's rights under the Triarc Purchase Agreement and License Agreement and (b) the Company's rights and obligations as franchisor under the T.J. Cinnamons franchise system (collectively the "TJC Transaction"). Consummation of the proposed TJC Transaction is subject to negotiation of the final terms of the transaction and execution of a definitive agreement, completion by Third Party of its due diligence of the Company, and the receipt of shareholder approval for the TJC Transaction. No assurance can be given that the Company and the Third Party will be successful in negotiating a definitive agreement following completion of the due diligence, or even if such agreement is reached, that the Company's shareholders would approve the TJC Transaction. See "Risk Factors - Failure to Close the TJC Transaction."

     If the TJC Transaction is consummated, then following the closing of the proposed TJC Transaction, the Company will continue to manufacture and distribute gourmet specialty bakery products, however, the Company would no longer manufacture and sell T.J. Cinnamons branded products which include cinnamon rolls and cinnachips. For the fiscal year ending December 31, 1997, sales of T.J. Cinnamons branded products accounted for 75% of the Company's total wholesale sales. See "Risk Factors - Potential Loss of Wholesale Sales Resulting from the TJC Transaction." In addition, if the TJC Transaction is consummated, then following the closing of the TJC Transaction, the Company will no longer be entitled to receive any payments under the previously described Triarc purchase agreement and license agreement. See "Business - Triarc Transaction."

     Industry Overview. Supermarket in-store bakery sales have grown from $10.72 billion to $11.43 billion in the twelve months from 1995 to 1996. This growth is attributed to actual sales increases per store and is not the result of additional bakeries developed. According to Progressive Grocer's Bakery Update 1997 report, average bakery sales in 1996 grew by 8.5%, a significant increase over the sales increase of 6.6% in 1995. In-store bakeries outperform all other supermarket departments by contributing a substantial 52.3% gross margin on all bakery sales. There are now more than 23,000 supermarket in-store bakeries representing 76.3% of all supermarkets.

     The "sweet goods" and "cookie" categories each represent 7.9% of the industry-wide bakery sales and combined represent 15.8% of such sales. As this industry grows and as the need for high quality value-added products increases, the Company believes that manufacturers who position themselves as leaders in the upscale, gourmet bakery market will be capturing more of the total sales.

     Management believes that the shift from full time to part time labor in the in-store bakery departments of supermarkets and wholesale club stores has created a shortage of skilled bakers and is fostering a climate that is ripe for "new" products the preparation of which requires little or no expertise. Management further believes that all of the trends and barometers point toward new product development in "fully baked", "thaw and sell", and "prepackaged" product lines that meet the quality profile of today's in-store bakery products. The Company's goal is to capitalize on these trends and market dynamics in order to become a leader in the off premises manufacture of bakery products for sale to supermarket and grocery store customers. The Company believes that this trend is very likely to continue into the next decade, resulting in the Company's ideal positioning of its "thaw and sell" line of gourmet bakery products. There can, however, be no assurance that the Company can achieve its sales and earnings goals. See "Risk Factors - Competition".

     Business Strategy. To develop its wholesale sales, the Company has focused its selling efforts in specific geographic areas through alliances with the following key food brokerage groups: (a) Le Grand Marketing, representing retail grocery stores in California; (b) Food Scene, representing retail grocery stores in the New York tri-state area, (c) J & J Brokers, representing retail grocery stores in New England, (d) Priority Food Brokers, representing retail grocery stores in Maryland and Virginia, and (e)

American Sales and Marketing, representing membership club stores nationwide and retail grocery stores in the Midwest. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts.

     The Company has focused its marketing efforts on the following core products: (a) T.J. Cinnamons gourmet cinnamon rolls and gourmet sticky rolls;
(b) T.J. Cinnamons cinnachips; (c) private label rugalach; (d) private label bundt cakes, (e) gourmet brownies sold under the Hershey's label, and (d) other private label specialty cakes. The private label rugalach are made utilizing the Company's own recipe in the following flavor varieties: chocolate chip, cinnamon apple, raspberry walnut and apricot pecan. The gourmet bundt cakes in four flavor varieties, and the specialty cakes include upside down pineapple cakes, pull-apart cakes, 7" chocolate and white iced layer cakes, 4" mini 7" chocolate and white iced layer cakes, and 1/4" chocolate and white iced sheet cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution.

     If the TJC Transaction is completed, the Company will no longer manufacture and sell "T.J. Cinnamons" branded products including cinnamon rolls and cinnachips, however the Company will continue to manufacture and sell all other specialty bakery products outlined above. For the fiscal year ending December 31, 1997, sales of T.J. Cinnamons branded products accounted for 75% of the Company's total wholesale sales, of which approximately 47% represents the sale of cinnachips. Management believes that it will be able to replace these sales with other private label and branded products. However, no assurance can be given that the Company will be successful in replacing the sales generated by the T.J. Cinnamons branded products, or that the proposed TJC Transaction will be completed. See "Risk Factors - Potential Loss of Wholesale Sales Resulting from the TJC Transaction."

     The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company is supporting all initial sales with a marketing budget for in-store sampling and demonstrations and store circular promotions. The Company has developed a mass production process to produce the cinnachip products which are similar to bagel chips made from cinnamon rolls utilizing a double bake process. The cinnachips are currently sold in plastic tub containers ranging in size from 8 ounces to 20 ounces, and a paper bag targeted to the in-store deli departments of supermarkets. Sales of cinnachips accounted for 47% of the Company's wholesale sales in fiscal 1997. If the proposed TJC Transaction is consummated, following completion of the TJC Transaction, the Company will no longer manufacture and sell T.J. Cinnamons cinnachips. See "Risk Factors - Failure to Close the TJC Transaction."

     The Company is currently selling its products in approximately 2,000 locations including the following accounts: Ralph's Supermarkets, Food-4-Less Supermarkets, Walmart Super Centers, Luckys Supermarkets, ShopRite Supermarkets, H.E. Butt Supermarkets, Kings Supermarkets, D'Agostinos Supermarkets, Costco Wholesale Clubs and Sam's Wholesale Clubs. During the fiscal year ended December 31, 1997, approximately 77% of the Company's sales were to Ralph's Supermarkets and Sam's Wholesale Clubs. See "Risk Factors - Dependence on Major Customers".

     Management believes that the continuous development and introduction of new gourmet bakery products at attractive pricing will further develop the Company's sale of its "private label" specialty bakery products to both the retail grocery and food service trade. However, there can be no assurance that the Company will be able to implement its business strategy, or if implemented, that the business strategy will permit the Company to accomplish its sales and earnings goals. See "Risk Factors Management of Growth."

     The Company plans, as an integral part of its competitive posture, to introduce new products rapidly and continuously. The Company believes that a key to its success is its ability to develop innovative new products and merchandising programs reacting to demand of its customers and trends in the in-store baking industry. Some of the new products under development are biscotti, mandel toast, puff pastries, and sweet and savory bagel crisps. See "Risk Factors - Competition; New Product Development."

     Plan of Operation. The Company's plan of operations for fiscal year 1998 calls for the implementation of the Company's overall strategy to build substantial sales of new and existing gourmet bakery products sold as private label products to major supermarket chains, wholesale club stores, convenience stores, specialty stores, vending outlets and food service accounts.

     The Company anticipates further automation of its manufacturing facility in California during 1998. Furthermore, the Company intends to explore the possibility of entering into a co-packing agreement with a manufacturer in the Northeast and also intends to explore the possible acquisition of an existing bakery business to meet projected demand for its products in fiscal 1998. The most likely acquisition candidate will be a company that manufactures and distributes specialty bakery products, and whose manufacturing, marketing, sales, distribution and administrative operations complement those of the Company, although no specific acquisitions are currently contemplated. The Company intends to relocate to new office space in Secaucus, New Jersey in May 1998. Management believes that this office space and forecasted administrative staff will be sufficient to meet the Company's needs at the sales volume anticipated for fiscal year 1998. See "Properties." The Company expects to lease or purchase accounting software and computers in fiscal 1998. However, the Company will continue to explore opportunities to improve its product design and production capability.

     The Company believes that the net proceeds from the TJC Transaction, if consummated, together with its anticipated lines of credit, and the Company's anticipated cash from operations, should be sufficient to satisfy the Company's cash needs through June 30, 1999. Should demand for the Company's products be greater than anticipated, the Company might find it necessary to seek additional financing or to reduce planned expenditures on marketing and product expansion if efficient financing cannot be obtained or obtained timely on terms acceptable to the Company. See "Risk Factors - Possible Need for Additional Financing."

     Manufacturing and Distribution. The Company's existing production facility is located in Santa Ana, California. The lease for this facility expires on June 30, 1998. The Company has executed a three year lease for a 15,000 square foot bakery in El Cajon, California, and anticipates relocating its production to the new facility in May, 1998. The facility has a capacity estimated to be approximately $10 million. The facility has blast freezers, freezers, refrigerators, proofers, ovens, mixers, depositors and other equipment necessary for the production of the Company's products. The Company recently acquired an automated bakery production line which sheets, forms, fills, rolls and cuts the various bakery products, as well as an automated packaging line which cools and packages the fully baked products. Management anticipates that these automated processes will result in a substantial reduction in labor costs thereby increasing the Company's gross margins.

     The Company intends to explore the possibility of entering into a co-packing relationship with a manufacturer in the Northeast and/or acquiring an existing bakery business when the California facility is nearing its capacity and sales in the northeastern United States have been sufficiently developed. All products sold in the northeastern United States are currently shipped frozen and warehoused at a distribution facility in New Jersey. The Company has a minimum half truck load order requirement for all products shipped to areas of the country other than California and the northeastern United States.

     The cinnamon roll products are baked fresh and distributed daily through independent distributors or through the internal distribution systems of supermarket chains. The cinnamon roll products have a 5 to 7 day shelf life, the cinnachips have a 120 day shelf life, and the rugalach have a 45 day shelf life based on the current packaging. All cinnamon roll products currently sold in southern California are distributed daily to supermarkets and membership club stores through an outside distributor or through supermarket chains' in-house distribution systems. The Company freezes all cinnamon rolls, cakes and rugalach products for distribution outside of southern California. These products are to be fully baked and packaged, and are to be shipped and distributed frozen to be thawed at the supermarket and sold as a fresh product in the in-store bakery section of the supermarkets. All CinnaChip products are distributed fresh at room temperature due to their extended shelf life.

     Quality Control. The Company's products, other than the T.J. Cinnamons branded products, are produced in accordance with the Company's recipes, quality standards and proprietary formulations. In order to maintain the high quality of its bakery products, the Company maintains specifications for its ingredients and periodically reviews the standards of its purchased ingredients against these specifications. The Company is not dependent on any one supplier for its ingredients and only those ingredients that meet specified criteria are selected. Ingredients are carefully inspected by the Company before they enter its plant. Product consistency is ensured by inspection at critical flow points by quality assurance employees, although all workers are responsible for monitoring the quality of the product and may stop the production process, if necessary. Product sampling occurs on the production floor to ensure that products are consistent with the Company's standards.

     Provisions and Supplies. The Company's dry mix products are produced by Williams Foods, Inc. in accordance with the T.J. Cinnamons proprietary secret formulas and quality standards. The T.J. Cinnamon proprietary cinnamon spice formulation is produced by McCormick & Company, Inc. and various other T.J. Cinnamons proprietary blends are produced by Dawn Foods, Inc. Although the Company's relationship with its suppliers is generally on an order-by-order basis, the Company believes alternate sources of supply for all essential food and paper products are available, or on short notice can be made available, at comparable prices. The Company negotiates directly with its suppliers for all primary food and paper ingredients, and beverage products sold at its bakery, to ensure adequate supply and to obtain competitive prices.

     Governmental Regulations. The Company is subject to various federal, state, and local laws affecting its business. The Company's bakeries are subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standards. The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and working conditions.

     The Company has not made nor does it anticipate making any material capital expenditures in order to comply with environmental regulations. There can be no assurance, however, that new environmental regulations may be adopted which will require the Company to make material capital expenditures to comply therewith. See "Risk Factors - Governmental Regulations; Minimum Wages."

     Employees. The Company has 12 full-time employees, 4 of whom are employed in general or administrative functions principally at the Company's executive offices in Secaucus, New Jersey; and 7 of whom are employed in its wholesale bakery in Santa Ana, California. The Company also has approximately 100 full time hourly employees employed in the Santa Ana manufacturing facility. There are no collective bargaining agreements, and the Company considers its labor relations to be satisfactory.

     Competition. The retail bakery industry and the restaurant industry, particularly the quick-service segment, is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location. There are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. These competitors include national and regional bakeries, supermarkets with in-store bakeries and quick-service restaurants chains, many of which specialize in or offer bakery products. Many quick-service restaurant chains are expanding their menus to include products competitive with the Company's cinnamon rolls. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments.

     Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products.

     The retail bakery industry and the quick-service restaurant industry are characterized by the frequent introduction of new products, accomplished by substantial promotional campaigns. In recent years, numerous companies in these industries have introduced products positioned to capitalize on growing consumer preference for food products that are or are perceived to be healthful, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to increasing competition from companies whose products or marketing strategies address these consumer preferences. Furthermore, the Company is aware of two significant competitors (Cinnabon and La Francaise Bakery) that offer cinnamon rolls directly comparable to T.J. Cinnamons products sold and distributed by the Company.

     A majority of the Company's revenue is derived from sales of products to grocery retail outlets. The wholesale food distribution business is highly competitive. The principal competitive factors include price, service, extent of product offered, strength of brand offered and store promotional support. These intense competitive factors may result in a reduction in the Company's gross margins which could have a materially adverse effect on the Company's financial condition and results of operations.

     There can be no assurance that consumers will regard the products sold under the Company's name by in-store bakeries as sufficiently distinguishable from competitive products, that substantially equivalent products will not be introduced by the Company's other competitors or that the Company will be able to compete successfully. See "Risk Factors - Competition."

Forward Looking Statements

     When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to the Company's history of losses and cash flow deficit; independent auditor's report regarding the Company's ability to continue as a going concern; failure to close the TJC Transaction; possible loss of wholesale sales resulting from the TJC Transaction; possible need for additional financing; dietary trends; competition; management of growth; non-exclusivity of Triarc License Agreement; contingent additional payments under the Triarc Purchase Agreement; trademarks and service marks; limited manufacturing and warehouse facilities; dependence on major customers; termination of the management agreement on the Poughkeepsie Galleria Bakery; dependence upon key and other personnel; government regulations; insurance and potential liability; lack of liquidity; possible adverse effect of penny stock rules and liquidity of the Company's Common Stock; dividend policy; control by directors and executive officers, that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Such factors, which are discussed in "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods expressed in the Annual Report. As a result, potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. See "Risk Factors" "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk Factors

In addition to the other information in this report, the following information should be considered carefully in evaluating the Company and its business.

     (a) History of Operating Losses; Operating Cash Flow Deficit. The Company has had net operating losses since 1988. For the fiscal year ended December 31, 1997, the Company's net loss was $1,376,657. The Company has been and is currently experiencing an operating cash flow deficit primarily because its current expenses exceed its current revenues. At December 31, 1997 the Company had a working capital deficit of approximately $679,200. There can be no assurance that the Company will achieve profitable operations and a positive cash flow. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

     (b) Independent Auditor's Report. The Independent Auditor's report on the Company's financial statements for the fiscal year ending December 31, 1997 includes an explanatory paragraph that describes the uncertainty as to the ability of the Company to continue as a going concern. In the event the Company is unable to continue as a going concern, stockholders may lose all of their investment in the Company. See Note 2 of the Notes to Consolidated Financial Statements.

     (c) Failure to Close the TJC Transaction. The Company is currently negotiating with an unaffiliated Third Party regarding the sale of (a) acquire all of the Company's rights under the Triarc Purchase Agreement and License Agreement and (b) the Company's rights and obligations as franchisor under the T.J. Cinnamons franchise system (collectively the "TJC Transaction"). Consummation of the proposed TJC Transaction is subject to negotiation of final terms, execution of a definitive agreement, completion by Third Party of its due diligence of the Company, and the receipt of shareholder approval for the TJC Transaction under Delaware Law and other customary closing conditions. Based upon currently proposed plans and assumptions relating to its operations, Management believes that it will have sufficient working capital available from operating revenues and the net proceeds of the TJC Transaction, if consummated, to finance its activities through June 30, 1999. There can be no assurance that the Company will be able to reach a definitive agreement with the Third Party on the TJC Transaction, or even if such agreement is reached, that the Company's stockholders will approve the TJC Transaction. The failure of the Company to close the TJC Transaction could have a material adverse effect on the Company's business, financial condition and results of operations as the Company will not have sufficient financial resources to continue its current business operations.

     (d) Potential Loss of Wholesale Sales Resulting from the TJC Transaction. Following consummation of the TJC Transaction, the Company will continue to manufacture and distribute gourmet specialty bakery products, however, the Company would no longer manufacture and sell T.J. Cinnamons branded products. T.J. Cinnamons branded products accounted for 75% of wholesale sales for the fiscal year ending December 31, 1997. The failure of the Company to replace such sales with other products could have a material adverse effect on the Company's business, financial condition and results of operations.

     (e) Possible Need for Additional Financing. In the future, the Company will require additional capital in connection with the manufacture, marketing and sale of its products. In order to develop new products, manufacture, merchandise, market, and sell its new and existing product line, and otherwise implement its plan of operations, the Company will be required, among other things, to raise additional capital. While the Company has existing lines of credit, there can be no assurance that such debt financing will be available to the Company in the future or that such debt financing will be available in the amounts required by the Company or on terms acceptable to the Company. The failure of the Company to obtain financing in adequate amounts and on acceptable terms could have an adverse effect on the Company's business, financial condition and results of operations.

     (f) Dietary Trends; Consumer Preferences. In recent years, numerous companies in the retail bakery industry have introduced products positioned to capitalize on growing consumer preference for bakery products that are, or are perceived to be, healthful, nutritious, and low in calories, cholesterol and fat content. The Company's primary products are relatively high in calories, cholesterol and fat content. A decline in the sale of cinnamon rolls and related products, due to industry trends, changing consumer preferences including taste, eating habits, demographic trends and traffic patterns, or because of health related or other dietary concerns or other reasons, could have an adverse effect on the Company's business, financial condition and results of operations.

     (g) Competition; New Product Development. The retail bakery industry is highly competitive with respect to price and food quality including taste, freshness, healthfulness and nutritional value. A number of established companies with significant brand name recognition currently compete with the Company in the various markets for market share. Many of these companies have far more available capital, broader product lines, and greater marketing and sales resources than does the Company, and many devote significantly more resources to the development of new products than does the Company. The Company will seek to compete on the basis of the Company's innovation and speed of execution in expanding its existing product line and launching new products. However, there can be no assurance that such competitors will not develop direct competing brands with more market acceptance, or which can be sold at lower prices than products that have been, or may be, developed by the Company. These intense competitive factors may result in a reduction in the Company's gross margins which could have a materially adverse effect on the Company's business, financial condition and results of operations.

     (h) Management of Growth. The Company's ability to manage growth effectively and expand its operations will be dependent on its ability to expand and improve its operational, technical, financial and sales systems, and to develop the skills of its managers and supervisors, and to hire, motivate and manage its employees. Expansion of the Company's manufacturing, sales and distribution operations will be dependent upon, amongst other things, continued growth in the bakery industry, the Company's ability to withstand intense price competition, its ability to obtain new customers, and retain sales and other personnel. There can be no assurance that the Company will be successful in managing its growth and expanding its business. The Company's failure to manage its growth or expand its business could have a material adverse effect on its business, financial condition and results of operations.

     (i) Non-Exclusivity of Triarc License Agreement. The Company manufactures and sells selected T.J. Cinnamons products (the "TJC Products") pursuant to a license agreement with Triarc. The license for the wholesaling of TJC Products to supermarket chains is exclusive to the Company through May 29, 2000, although there is an explicit prohibition for the manufacture and sale only by Triarc through such date, and not by other entities to whom Triarc may grant licenses. After the expiration of such exclusive period, both Triarc and any other licensee of Triarc, may sell the TJC Products through wholesale channels of distribution except to those supermarket chains in which the Company was selling TJC Products prior to the expiration of such exclusivity period and to which the Company continues to sell the TJC Products on a continuous basis. To the extent that the license agreement is not and will not be exclusive, the Company will be forced to compete against Triarc and/or Triarc's other licensees for new supermarket sales. Triarc's resources greatly exceed the Company's resources, and it is anticipated that Triarc's resources will continue to exceed the Company's resources following the expiration of the exclusivity period. If Triarc chooses to enter, either directly or indirectly, into the wholesaling of TJC Products at the end of the exclusivity period (or if Triarc should attempt to enter into licensing agreements with other entities during such period, and the Company is unsuccessful in restraining such licenses), the Company may be unable to compete effectively for new accounts, which may severely limit the Company's growth. If the proposed TJC Transaction is consummated as currently structured, the Company will no longer have any rights to sell TJC Products under the Triarc license agreement. See "Risk Factors - Failure to Close the TJC Transaction."

     (j) Contingent Additional Payments under the Triarc Purchase Agreement. In August 1996, the Company completed a transaction with Triarc whereby Triarc acquired the T.J. Cinnamons intellectual property in consideration for (a) a royalty free license agreement for a period of 99 years including renewal options, (b) a base purchase price of $3.54 million, and (c) contingent additional future payments of up to $5.5 million. These contingent additional payments will commence only if in any consecutive 12 month period the aggregate system wide sales of T.J. Cinnamons products by Triarc exceeds $26.3 million, and are based on a percentage of Triarc system wide sales equal to 2% for the next 48 months and 1% for a further 36 months. These contingent additional payments will be recorded as revenues when and if received, and have no corresponding expenses associated with them. As a result, these additional payments could be of significant value to the Company. However, they are contingent on Triarc's development efforts and success in promoting the T.J. Cinnamons concept into a number of the Arby's franchised restaurant locations, over which the Company has no control. Furthermore, the Triarc franchisees are under no obligation to develop the T.J. Cinnamons concept. If Triarc's system wide sales never reach the $26.3 million, this could have an adverse effect on the Company's business, financial condition and results of operations. If the proposed TJC Transaction is consummated as currently structured, the Company will not be entitled to receive any further payments under the Triarc purchase agreement. See "Risk Factors - Failure to Close the TJC Transaction."

     (k) Trademarks and Service Marks. The Company's business is dependent upon its license of the trademarks, services marks and other Intellectual Property pursuant to the Triarc license agreement . The Company believes these trademarks and service marks have significant value and are important to the marketing of its products. However, in addition to the non-exclusivity of the Triarc License Agreement, there can be no assurance that the Company will be able to retain these rights pursuant to its license agreement, that these marks do not or will not violate the proprietary rights of others, that the marks would be upheld if challenged or that the Company would not be prevented from using these marks. The occurrence of any of the aforementioned events could have an adverse effect on the Company's business, financial condition and results of operations. If the proposed TJC Transaction is consummated as currently structured, the Company will no longer have any rights to the T.J. Cinnamons trademarks and service marks pursuant to the Triarc License Agreement. See "Risk Factors Failure to Close the TJC Transaction." No assurance can be given that the TJC Transaction will be consummated.

     (l) Limited Manufacturing and Warehouse Facilities. The Company has only one manufacturing and warehouse facility located in Santa Ana, California, with limited production capacity. The Company plans to improve its production capability by implementing automation of its production processes through new equipment purchases, and developing a second manufacturing facility in the Northeast. There can be no assurance that the Company, will, in the future, be able to manufacture and warehouse products in adequate quantities to meet future demand. Accordingly, the Company may have to seek additional manufacturing capacity, warehouse facilities, and/or subcontractors to service its future needs. There can be no assurance that such capacity, facilities, or subcontractors will either be available in the future or available on terms acceptable to the Company.

     (m) Dependence on Major Customers. The Company's current revenues consist primarily of sales to a limited number of large supermarket and wholesale club chains. During the fiscal year ended December 31, 1997, approximately 77% of the Company's sales were to Ralph's Supermarkets and Sam's Wholesale Clubs. The Company's success will depend upon a continuous stream of orders for its various products from existing customers and an increasing number of new customers. There can be no assurance, however, that the Company's prior sales to existing accounts will result in any new and/or repeat orders from these or other similar accounts. The failure of such accounts to carry the Company's products or to place repeat orders for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. If the proposed TJC Transaction is consummated as currently structured, the Company will no longer have any rights to manufacture and sell T.J. Cinnamons branded products which accounted for 75% of the Company's total wholesale sales in fiscal 1997. No assurance can be given that the TJC Transaction will be consummated.

     (n) Termination of the Management Agreement on the Poughkeepsie Galleria Bakery. In the event the current independent managers of the Poughkeepsie Galleria Bakery are unable or unwilling to meet their continuing financial obligations to the Company under their management agreement, the Company may have to reassume the operation of the Poughkeepsie Galleria Bakery and the payments due under its lease agreement which expires on June 1, 2000. If the Company reassumes operation of said bakery, there can be no assurance that the bakery will generate sufficient revenue to meet the payment obligations under the bakery lease, which may result in a drain on the Company's financial resources.

     (o) Dependence Upon Key and Other Personnel. The success of the Company will be largely dependent on the efforts of certain key personnel of the Company including Charles Loccisano, its Chairman and Chief Executive Officer, and Alan Gottlich its President and Chief Financial Officer. The loss of the service of any such persons would have a material adverse effect on the Company. The Company maintains "key-man" insurance on Charles Loccisano and Alan Gottlich in the amount of $1,000,000 and $500,000, respectively. The Company has entered into three year employment agreements with each of Messrs. Loccisano and Gottlich. The Company will also be dependent upon its ability to retain existing and hire additional qualified personnel. The competition for qualified personnel in the food industry is intense and, accordingly, there can be no assurance that the Company will be able to retain or hire other necessary personnel. If the Company is required to provide its employees higher wages or more extensive or costly benefits as a result of competitive reasons or changes in governmental regulations, the expenses associated with the Company's operations could be substantially increased without an offsetting increase in the Company's revenues.

     (p) Government Regulations; Minimum Wages. The Company also is subject to various federal, state and local laws affecting its business. Both of the Company's retail and wholesale bakeries are subject to regulation by various governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, sanitation, safety and fire standard laws and regulations. In addition, suspension of certain licenses or approvals, or failure to comply with applicable regulations or otherwise, could interrupt the operations of the Company's manufacturing facility or otherwise adversely affect the manufacturing facility of the Company. Any such interruption could have a material adverse effect on the Company's revenues and results of operations. The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since a substantial portion of the Company's manufacturing facility personnel are paid or expected to be paid at rates based on the federal minimum wage, increases in such minimum wage will increase the Company's labor costs. If the Company is required to pay higher wages to its employees, the expenses associated with the Company's operations could be increased without a corresponding increase in revenues.

     (q) Insurance and Potential Liability. The Company maintains insurance, including insurance relating to personal injury, in amounts that the Company currently considers adequate. Nevertheless, a partially or completely uninsured or underinsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

     (r) Lack of Liquidity; Volatility of Market Price of Common Stock and Warrants. The Common Stock and Warrants of the Company were delisted from the Nasdaq SmallCap Market on January 7, 1998 and are presently quoted and traded on the OTC Bulletin Board. As a result, the purchaser may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock and Warrants. Consequently, there can be no assurance that an active and liquid market for the Common Stock or the uniform quotation of prices for the Common Stock can be sustained. The market price for the Company's Common Stock and Warrants may also be significantly affected by such factors as the introduction of new products by the Company or its competitors. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility, and market prices for many companies, particularly small and emerging growth companies, the securities of which trade in the over-the-counter market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies. The market price and liquidity of the Company's Common Stock and Warrants may also be significantly affected by the general business condition of the Company.

     As a result of the delisting of the Company's securities from the Nasdaq SmallCap Market, sales of the Company's securities are within the scope of Securities and Exchange Commission rules that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other that their established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by that rule, the broker-dealer must make a special suitability determination with respect to each purchaser, and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of current shareholders to sell their securities in the secondary market. There can be no assurance that trading of the Company's securities will not be adversely affected by the Company's failure to comply with these or other regulations that could adversely effect the market for such securities.

     (s) Possible Adverse Effect of Penny Stock Rules on Liquidity for the Company's Securities. The Securities and Exchange Commission (the "Commission") regulations define a "penny stock" to be an equity security not registered on a national securities exchange, or for which quotation information is disseminated on the Nasdaq SmallCap Market that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than

$5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     The foregoing required penny stock restrictions will apply to the Company's securities if such securities continue to be listed on the OTC Bulletin Board, and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average return criteria. In any event, even if the Company's securities were exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially and adversely affected. Any disruption in the liquid market of the Company's Common Stock could limit the Company's access to the equity markets in the future, and could have a materially adverse effect on the Company's business, financial conditions and results of operations.

     (t) Dividend Policy. To date, the Company has not paid any dividends on its Common Stock. In the event the Company is not able to consummate the TJC Transaction, the Board of Directors does not anticipate declaring any cash dividends on its Common Stock in the foreseeable future. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors.

     (u) Control by Directors and Executive Officers. The directors, executive officers and their affiliates own approximately 44% of the Company's outstanding Common Stock (excluding currently exercisable stock options) and, therefore, are in a position to elect all of the Company's directors who, in turn, elect all of the Company's executive officers. Accordingly, such stockholders are able to, directly or indirectly, control all of the affairs of the Company.

ITEM 2.   PROPERTIES

     The Company leases its executive offices at 135 Seaview Drive, Secaucus, New Jersey. The offices occupy approximately 2,900 square feet. The lease with respect to these premises commenced on December 31, 1994 and provided for a three year term and base rent of approximately $29,000 per year, payable monthly, and requires the Company to pay its proportionate share of real estate taxes, common area maintenance fees and insurance premiums. The Company is currently leasing its office space on a month-to-month basis, and is currently negotiating a lease with its current landlord to relocate to a new office space owned by the landlord. The new office space is approximately 2,200 square feet, and is located at One Harmon Plaza, Secaucus, New Jersey. The lease with respect to these new premises provides for a one year term and base rent of approximately $46,600 per year, payable monthly.

     The Company leases its retail bakery located in the Poughkeepsie Galleria Mall, in Poughkeepsie, New York, with the lease term expiring June 2, 2000. The lease has a minimum base occupancy charge of $35,000 per annum, charges for a proportionate share of building operating expenses and real estate taxes and contingent percentage rent based on sales above a stipulated sales level. In April 1997, the Company entered into a management agreement pursuant to which the manager collects all receipts, assumes responsibility for all bakery expenses including rent and related charges, and retains all positive cash flow as a management fee. See "Risk Factors - Termination of Management Agreement on the Poughkeepsie Galleria Bakery."

     The Company leases its wholesale bakery production facility located in Santa Ana, California with the lease term expiring June 30, 1998. The lease has a minimum base occupancy charge of $12,437 per month, plus charges for a proportionate share of building operating expenses and real estate taxes. The Company has entered into a three year lease for a bakery production facility located in El Cajon, California. This Company anticipates relocating the Santa Ana bakery to the El Cajon facility in June 1998. The lease for the new facility has a minimum base occupancy charge of $7,967 per month plus charges for a proportionate share of building operating expenses and real estate taxes. with an increase of 4% per annum, plus charges for a proportionate share of building operating expenses and real estate taxes. The Company anticipates moving to this new facility in May, 1998.

ITEM 3. LEGAL PROCEEDINGS

     Presently the Company is not involved in any litigation. However, the Company from time to time has been involved in routine litigation, including litigation with various vendors and creditors. None of these litigation matters in which the Company has been involved is material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     The Company's Common Stock, Class A Warrants and Class B Warrants are currently traded on the OTC Bulletin Board ("OTC") under the symbols "TJCI", "TJCIW", and "TJCIZ". Prior to January 7, 1998, the Company's Common Stock, Class A Warrants and class B Warrants were traded on the Nasdaq SmallCap Market under the same symbols.

     The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by Nasdaq for the twelve months ended December 31, 1996 and December 31, 1997. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                 High             Low
Quarters Ending:
March 31, 1996 ......................          $4 3/8            $1 3/4
June 30, 1996 .......................           2 15/16           1 11/16
September 30, 1996 ..................           2 3/4             2 3/16
December 31, 1996 ...................           2 7/16            1 5/16


Quarters Ending:
March 31, 1997 ......................          $3 1/8            $1 9/16
June 30, 1997 .......................           2 7/16            1 3/8
September 30, 1997 ..................           2 3/16            1 5/16
December 31, 1997 ...................           1 11/16             7/16

As of February 28, 1998, the high bid and low bid prices were $0.40625 and $0.375 respectively.

Sales of Unregistered Securities

     The  following  sales  of  unregistered   securities  occurred  during  the
Company's fiscal year ended December 31, 1997:

1. In 1997, the Company authorized the issuance of 1,250 shares of the Company's Common Stock to Kaya Yurtkuran. These shares were issued without an underwriter or placement agent in consideration for consulting services rendered. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

2. In November 1997, in order to bring the Company into compliance with requirements necessary for continued listing on the Nasdaq SmallCap Market, Charles Loccisano, the Company's Chairman and

Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer purchased an aggregate of 20,000 shares of redeemable Series B preferred stock at a price of $5.00 per share. In January 1998, following delisting of the Company's securities from the Nasdaq SmallCap Market and as a result of additional funds loaned to the Company by Messers. Loccisano and Gottlich, these shares of Series B preferred stock were redeemed by the Company at a price of $5.00 per share.

     The approximate number of stockholders of the Common Stock of record at December 31, 1997 was approximately 65, not including beneficial owners whose shares are held by banks, brokers and other nominees.

Dividend Policy

     The Company has not paid any dividends in the past. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors. As a Delaware corporation, the Company may not declare and pay dividends on its capital stock if the amount if the amount paid exceeds an amount equal to the excess of the Company's net assets over paid-in-capital, or, if there is no excess, its net profits for the current and/or immediately preceding fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

     RESULTS OF OPERATIONS (for the fiscal year ended December 31, 1997 compared to the fiscal year ended December 31, 1996).

     The following tables set forth the components of the Company's revenue:

                                          Fiscal Year Ended December 31,
                                              1996              1997

         Wholesale sales                    $861,900         $3,475,400

         Company-owned bakery sales          256,000            203,000
         Royalties and licensing fees        311,100            200,000
         Initial franchise fees               17,500                  0
         Product rebates                      43,300                  0
                                          ----------         ----------
         Total Revenue                    $1,489,800         $3,878,400


     Wholesale sales were $3,475,400 for the fiscal year ended December 31, 1997 as compared to $861,900 for the fiscal year ended December 31, 1996. This increase in wholesale sales was due to the change in the Company's strategic focus described below.

     In 1996, the Company changed its strategic focus from franchise and retail bakery development to wholesale manufacturing and distribution of its products. In connection therewith, in August, 1996, the Company completed a transaction with Triarc whereby Triarc acquired the T.J. Cinnamons intellectual property, took over management of the existing 50 unit franchise system, and provided the Company with a wholesale license agreement to sell T.J. Cinnamons branded products to retail grocery outlets. See "Business - 1996 Triarc Transaction."

     The 1996 Triarc transaction provided the Company with a 99 year license agreement to use the T.J. Cinnamons trade name, recipes and formulations to manufacture and sell certain T.J. Cinnamons products to wholesale channels of distribution. Consistent with the Company's change in business strategy to focus on the wholesale distribution of its products, the Company developed a 22,000 square foot manufacturing facility in California and began manufacturing and distributing its products in December 1996. As a result, wholesale sales increased to $3,475,400 for the fiscal year ended December 31, 1997 as compared to $861,900 for the fiscal year ended December 31, 1996. These sales increases are primarily the result of the successful launching of a variety of new bakery products (both T.J. Cinnamons branded and non-branded products) and penetration into approximately 1,500 grocery store and wholesale club accounts. T.J. Cinnamons branded products accounted for 75% of wholesale sales for the fiscal year ended December 31, 1997. See "Risk Factors - Non-Exclusivity of Triarc Transaction."

     Company-owned bakery sales decreased by 21% to $203,000 for the fiscal year ended December 31, 1997 from $256,000 for the fiscal year ended December 31, 1996. This decrease resulted primarily from a decline in mall traffic due to a number of vacancies in the Poughkeepsie Galleria mall. In April 1997, the Company entered into a management agreement whereby the Poughkeepsie Galleria mall bakery will be operated with all cash deficits funded by the manager of the Poughkeepsie Galleria and all positive cash flow retained by the manager as a management fee.

     Royalty and licensing fee revenues decreased to $200,000 for the fiscal year ended December 31, 1997 from $311,100 for the fiscal year ended December 31, 1996. This decrease in royalty fees resulted primarily from declines in sales and closings of T.J. Cinnamons retail franchisee locations, and decreases in product rebates and license fees.

     Initial franchise fees decreased to $0 for the fiscal year ended December 31, 1997 from $17,500 for the fiscal year ended December 31, 1996. This decrease reflects the discontinuation of the Company's marketing and sales of new franchise agreements following completion of the Triarc transaction in 1996.

     Product rebates of $43,300 for the fiscal year ended December 31, 1996 were from various supplier rebates and commitment fees. The Company received no product rebates during fiscal 1997.

     Cost of goods sold increased to $3,043,984 for the fiscal year ended December 31, 1997 from $925,228 for the fiscal year ended December 31, 1996. These increases were primarily the result of the increased cost of goods sold associated with increased wholesale sales to supermarkets chains and membership club chains.

     Selling, general and administrative expenses increased to $2,283,036 for the fiscal year ended December 31, 1997 from $1,697,009 for the fiscal year ended December 31, 1996. These increases were primarily the result of increases in selling, general and administrative costs associated with the Company's manufacturing plant in Santa Ana, California and the increases in selling and marketing expenses associated with the launch of the Company's product line to wholesale channels of distribution.

     Net interest expenses for the fiscal year ended December 31, 1997 was $8,106 as compared to net interest expense for the fiscal year ended December 31, 1996 of $96,841, resulting primarily from the interest expenses associated with the Company's short-term loans and accounts receivable financing from Gelt Financial Corporation, offset by the interest earned on the notes receivable from Triarc Restaurant Group (see Liquidity and Capital Resources herein).

     Other income decreased to $80,088 for the fiscal year ended December 31, 1997 from $162,729 for the fiscal year ended December 31, 1996. The other income in both periods was due to reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of certain accounts payable.

     Gain from sale of assets was $0 for fiscal year ended December 31, 1997 as compared to $1,286,197 for the fiscal year ending December 31, 1996. The gain from sale of assets in fiscal 1996 resulted from the sale of assets to Triarc in August 1996 pursuant to the terms of a purchase agreement. See "Business - Triarc Transaction."

     The Company had a net loss of $1,376,657 for the fiscal year ended December 31, 1997 as compared to a net income of $219,864 for the fiscal year ended December 31, 1996.

     Liquidity and Capital Resources

     At December 31, 1997, the Company had a working capital deficit of approximately $679,200. During the twelve months ended December 31, 1997, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues. These operating deficits have been funded primarily by the Triarc notes receivable payments in an amount of approximately $116,000 per month. The last payment under the Triarc note receivable was December 1, 1997.

     The Company used net cash in operating activities in the amount of $1,076,277 for the fiscal year ended December 31, 1997, as compared to $1,027,064 for the fiscal year ended December 31, 1996. The Company received net cash from investing activities in the amount of $1,113,156 for the fiscal year ended December 31, 1997, as compared to net cash received from investing activities in the amount of $1,595,639 for the fiscal year ended December 31, 1996. The Company received net cash provided by financing activities in the amount of $36,015 for the fiscal year ended December 31, 1997 as compared to net cash used in financing activities in the amount of $570,585 for the fiscal year ended December 31, 1996.

     In June 1997, the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. In addition, the Company granted Gelt 3,000 shares of the Company's Common Stock as a loan origination fee. This credit line balance was ($65,000) on December 31, 1997 as a result of various credits taken by Walmart for in-store demo fees. The credit line balance of ($65,000) was fully repaid in March 1998.

     In October 1997, the Company offered for sale units in a convertible preferred stock private placement with Commonwealth Associates acting as the placement agent. This offering was held open to investors through January 1998, and was not consummated as orders for the minimum number of shares were not obtained. Without alternative sources of financing to fund the Company's operating deficits, in January 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer provided the Company with loans aggregating $282,500. In March 1998, based on the need for additional funding resulting from the receipt of large purchase orders from Walmart Super Centers, the previous Loccisano and Gottlich loans were repaid in full and Messrs. Loccisano and Gottlich agreed to provide the Company with a credit line for up to $500,000 with interest payable quarterly at the applicable federal rate of 5.39% per annum. The credit line is required to be repaid within one year or such shorter period if the Company obtains alternative sources of funds to fund its operations. The line of credit is secured by payments due to the Company under its purchase agreement with Triarc. In consideration for providing this credit line facility, the Company granted Messrs. Loccisano and Gottlich an aggregate of 300,000 unregistered shares of Common Stock.

     In November 1997, in order to bring the Company into compliance with requirements necessary for continued listing on the Nasdaq SmallCap Market, Messers. Loccisano and Gottlich purchased an aggregate of 20,000 shares of redeemable Series B preferred stock at a price of $5.00 per share. In January 1998, following delisting of the Company's securities from the Nasdaq SmallCap Market and as a result of additional funds loaned to the Company by Messers. Loccisano and Gottlich, these shares of Series B preferred stock were redeemed by the Company at a price of $5.00 per share.

     The Company is currently negotiating with an unaffiliated third party purchaser (the "Third Party") regarding the sale of (a) all of the Company's rights under the Triarc Purchase Agreement and License Agreement and (b) the Company's rights and obligations as franchisor under the T.J. Cinnamons franchise system (collectively the "TJC Transaction"). Consummation of the proposed TJC Transaction is subject to negotiation of the final terms of the transaction, execution of a definitive agreement, completion by Third Party of its due diligence of the Company, and the receipt of shareholder approval for the TJC Transaction. No assurance can be given that the Company and the Third Party will be successful in negotiating a definitive agreement following completion of the due diligence, or even if such agreement is reached, that the Company's shareholders would approve the TJC Transaction. See "Risk Factors - Failure to Close the TJC Transaction."

     The Company anticipates that the net proceeds from the proposed TJC Transaction, together with its anticipated lines of credit, and the Company's anticipated cash from operations, should be sufficient to satisfy the Company's cash needs through June 30, 1999. Should demand for the Company's products be greater than anticipated, the Company might find it necessary to seek additional financing or to reduce planned expenditures on marketing and product expansion if efficient financing cannot be obtained or obtained timely or on terms acceptable to the Company. See "Risk Factors Failure to Close the TJC Transaction" and " Need for Additional Financing."

     The Company's independent auditors report of its financial statements for the fiscal year ending December 31, 1997 raises substantial doubts about the Company's ability to continue as a going concern. The failure to consummate the TJC Transaction could have a material adverse effect on the Company's ability to continue as a going concern. In the event that the TJC Transaction is not consummated, the Company will reevaluate available alternatives including debt or equity financing, or a possible merger or sale of all or part of the Company. If alternative sources of financing are not available in the near term, the Company will be unable to pursue its business plan and may be unable to continue its existing business operations. See "Risk Factors - Failure to Close the TJC Transaction."

     If the Company is able to consummate the TJC Transaction, the Company will continue to manufacture and distribute gourmet bakery products to the retail grocery and food service trade. However, the Company would no longer manufacture and sell T.J. Cinnamons branded products, which represent 75% of wholesale sales for the fiscal year ended December 31, 1997, and the Company will no longer be entitled to any further payments under the Triarc Purchase Agreement and the Triarc License Agreement.

     Even if the TJC Transaction is consummated, in order to implement its plan of operations, the Company will be required, among other things, to raise additional capital beyond June 30, 1999. While the Company has existing lines of credit, there can be no assurance that such debt financing will be available to the Company in the future or that such debt financing will be available in the amounts required by the Company or on terms acceptable to the Company. There can be no assurance that such financing will be available or available on attractive terms, or that such financing would not result in a substantial dilution of shareholders' interest. See "Risk Factors - Failure to Close the TJC Transaction" and "Possible Need for Additional Financing."

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 13(a)(1) in Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 31, 1997 the Company dismissed Goldstein, Golub, Kessler & Co. P.C. ("GGK") as its independent auditors. Such dismissal was approved by the Company's Board of Directors. GGK's report upon the Company's financial statements for its fiscal year ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to audit scope or accounting principles. The report was prepared assuming that the Company will continue as a going concern. During the Company's fiscal years ended December 31, 1995 and to the date of GGK's dismissal (the
"Interim  Period"):  (i) there were no disagreements (of nature  contemplated by
Item 304 (a) (1) (iv) of Regulation S-K) between the Company and GGK; and (ii) there were no reportable events of nature contemplated by Item 304 (a) (1) (iv)
(B) of Regulation S-B.

On January 31, 1997 the Company engaged Arthur Andersen LLP ("AA") as its independent public accountants for the Company's fiscal year ended December 31, 1996. During the Company's fiscal year ended December 31, 1995 and the Interim Period, the Company did not consult with AA with respect to any of the matters contemplated by Item 304 (a) (2) (i)-(ii) of Regulation S-B.

On February 14, 1997 AA resigned its position as the Company's independent auditors. Such resignation was necessitated because AA concluded that it had a conflict of interest in reporting on the Company's financial statements for the fiscal year ended December 31, 1996 due to the fact that during 1996 AA had rendered financial advisory services to the Company for which it received a fee. During the Company's engagement of AA through the date of AA's withdrawal (the "Second Interim Period"): (i) there were no disagreements (of nature contemplated by Item 304 (a) (1) (iv) (A) of Regulation S-B) between the Company and GGK; and (ii) there were no reportable events of nature contemplated by Item 304 (a) (1) (iv) (B) of Regulation S-B.

On February 21, 1997 the Company engaged Amper, Politziner & Mattia ("AP&M") as its independent public accountants for the Company's fiscal year ended December 31, 1996. During the Company's fiscal year ended December 31, 1995, the Interim Period and the Second Interim Period, the Company did not consult with AP&M with respect to any of the matters contemplated by Item 304 (a) (2) (i) - (ii) of Regulation S-K.

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth certain information with respect to the executive officers and directors of the Company. There are no family relationships among any directors or executive officers of the Company. Each director has been elected for a term of one year or until his successor is elected and shall qualify. The term of each director expires at the next annual meeting of shareholders to occur in fiscal 1998.

       Name               Age       Position with the Company
Charles Loccisano         49        Chairman, Chief Executive Officer and
                                     Director
Alan Gottlich             37        President, Chief Financial Officer,
                                     Treasurer and Director
Philip Friedman           50        Director
Paul Bergrin              41        Director

     Charles  Loccisano  has been the  Chairman,  Chief  Executive  Officer  and
Director of the Company since its acquisition in June 1992. Since 1980, Mr. Loccisano has primarily engaged in the acquisition, development and/or management of real estate through his general partnership interest in various real estate limited partnerships. Some of these partnerships were forced to file for protection under the United States Bankruptcy Code after a turndown in the real estate market in 1987 and after the temporary loss by Mr. Loccisano, and his partner, of control of these limited partnerships. Subsequently, Mr. Loccisano and his partner regained control, and some of these partnerships were successfully reorganized and some lost their real properties in bankruptcy and/or to foreclosure. Mr. Loccisano, through a separate entity and with partners, was also a franchisee of the Company until 1993, and was a principal of a company that owned five Roy Roger restaurants in New Jersey from 1989 through 1994.

     Alan Gottlich has been the Vice Chairman, Chief Financial Officer and Director of the Company since its acquisition in June 1992, and the President since October, 1996. Prior thereto, Mr. Gottlich was primarily engaged in the acquisition, development and/or management of real estate through his general partner interest in various real estate limited partnerships. One of these entities was forced to file for protection under the United States Bankruptcy Code in 1993 and subsequently lost its real property. Mr. Gottlich, through a separate entity and together with partners, was also a franchisee of the Company until 1993, and was a principal of a company that owned five Roy Rogers restaurants in New Jersey from 1989 through 1994. Prior to that, Mr. Gottlich was a staff accountant at Touche Ross & Co.

     Philip Friedman has been a Director of the Company since August 1993. Mr. Friedman is the President and principal stockholder of P.Friedman & Associates, Inc. a food management and consulting company based in Rockville, Maryland. Mr. Friedman is also the President of Panda Management Company, Inc. (an owner and operator fast food Chinese restaurants), serves as a director of Eateries,

Inc. (an operator and franchisor of full service restaurants), and Roadhouse Grill, Inc. (an operator and franchisor of full service steak houses).

     Paul Bergrin has been a Director of the Company since November 1996. Mr. Bergrin has been a partner in the law firm of Pope, Grossman, Bergrin Toscano and Verdesco for more than the last five years specializing in criminal and civil litigation.

Section 16 Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the company and written representations that no other reports were required, during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with except that certain reports disclosing the grant of stock options to Charles Loccisano, Alan Gottlich, Philip Friedman and Paul Bergrin were not filed on a timely basis. The grant of such options were subsequently reported on Form 5.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer and each other officer who made in excess of $100,000 (salary plus bonuses) (the "Named Officers") for the fiscal years ended December 31, 1997, 1996 and 1995. No other executive officers of the Company who were serving as such at the end of such fiscal years received salary and bonus in excess of $100,000.

                                                                            Long Term Compensation
Awards
                                Annual Compensation                Other
Name and Principal                                                 Annual          Securities
Position                   Year       Salary      Bonus            Comp.*       Underlying Options
Charles Loccisano,         1997     $134,615     $68,805          $12,000          225,000
Chairman, and Chief        1996      130,000      31,500           12,000              -0-
Executive Officer          1995      101,682       8,625           12,000          192,500

Alan Gottlich,             1997      $98,464     $34,402          $ 9,000          163,500
President and Chief        1996       95,000      14,000            9,000             -0-
Financial Officer          1995       87,500       4,625            9,000           87,500

*    These amounts represent reimbursable automobile expenses.

     In March 1998, the Board of Directors approved a cancellation of stock options held by Messrs.. Loccisano and Gottlich in the amount of 417,500 and 251,000 respectively, and a grant of new options in the amount of 313,125 and 188,250 respectively. The new options are exercisable at $.50 per share and have the same vesting provisions as the canceled options.

Stock Option Grants in Last Fiscal Year

     The following table sets forth information regarding options granted to the Named Officers during fiscal 1997.

                                                                      Weighted
                              Number of           % of Total          Average
                              Securities          Options Granted     Exercise
                              Underlying          to Employees in     or Base
Name                          Options Granted     Fiscal 1997         Price          Expiration Date
Charles Loccisano,
 Chairman, and Chief
 Executive Officer            225,000             29.9%               $1.55         July 15, 2002

Alan Gottlich, President,
 and Chief Financial
 Officer                      163,500             21.7%               $1.57         July 15, 2007

     In March 1998, the Board of Directors approved a cancellation of stock options held by Messrs.. Loccisano and Gottlich in the amount of 417,500 and 251,000 respectively, and a grant of new options in the amount of 313,125 and 188,250 respectively. The new options are exercisable at $.50 per share and have the same vesting provisions as the canceled options.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

     The following table sets forth information regarding aggregate option exercises and year end option values.

                                                                      Number of                 Value of
                                                                      Unexercised               Unexercised
                                                                      Options at                In-The-Money
                                                                      12/31/97(1)               Options at
                                   Shares                                                       12/31/97
                                   Acquired on      Value             Exercisable/              Exercisable/
Name                               Exercise         Realized          Unexercisable             Unexercisable
Charles Loccisano,
  Chairman and Chief
  Executive Officer                     0              0              352,500 / 65,000             0 / 0

Alan Gottlich, President,
  and Chief Financial Officer           0              0              186,000 / 65,000             0 / 0

     (1) In March 1998, the Board of Directors approved a cancellation of stock options held by Messrs.. Loccisano and Gottlich in the amount of 417,500 and 251,000 respectively, and a grant of new options in the amount of 313,125 and 188,250 respectively. The new options are exercisable at $.50 per share and have the same vesting provisions as the canceled options.

Director Compensation

The Company provides compensation to directors at the rate of $500 per day for meetings attended, and reimbursement of travel and other expenses incurred in attending meetings.

During the last fiscal year, directors received the following stock option grants under the Company's 1996 Stock Option Plan in consideration for their serving as directors: (a) In March 1997, options were granted to directors of the Company to purchase shares of Common Stock, at an exercise price of $1.75 per share of Common Stock, in the following amounts: 45,000 to Charles
Loccisano,  Director;  45,000  to Alan  Gottlich,  Director;  45,000  to  Philip
Friedman, Director; and 45,000 to Paul Bergrin, Director. These options vest over a period of three years with 5,000 options vested to each member of the Company's Board of Directors for each of three meetings annually attended in person. To date, 15,000 options have vested to each of Charles Loccisano, Alan Gottlich, Philip Friedman and Paul Bergrin; and (b) In July 1997, options were granted to directors of the Company to purchase shares of Common Stock, at an exercise price of $1.50 per share of Common Stock, in the following amounts:
45,000 to Charles Loccisano, Director; 45,000 to Alan Gottlich, Director; 45,000 to Philip Friedman, Director; and 45,000 to Paul Bergrin, Director. These options vest over a period of three years with 5,000 options vested to each member of the Company's Board of Directors for each of three meetings annually attended in person. To date, 10,000 options have vested to each of Charles Loccisano, Alan Gottlich, Philip Friedman and Paul Bergrin. All Loccisano and Gottlich options described above are reported in the Summary Compensation Table.

No other compensation was paid to the directors during the last fiscal year.

Employment Contracts

On October 1, 1997, the Company entered into a three year employment agreement with Charles Loccisano, the Company's Chairman and Chief Executive Officer, providing for an annual base salary of $175,000 of which $25,000 will be accrued. Such accrual will be paid upon the closing of the TJC Transaction, or when the Company achieves a positive cash flow from operations. The base salary will be increased by 10% per annum on each anniversary, and a bonus will be payable at the discretion of the Board of Directors.

On October 1, 1997, the Company entered into a three year employment agreement with Alan Gottlich, the Company's President and Chief Financial Officer, providing for an annual base salary of $125,000 of which $15,000 will be accrued. Such accrual will be paid upon the closing of the TJC Transaction, or when the Company achieves a positive cash flow from operations. The base salary will be increased by 10% per annum on each anniversary, and a bonus will be payable at the discretion of the Board of Directors.

Both of these employment agreements include change of control provisions providing for a payment equal to two years base salary plus one half of aggregate bonuses paid during the three years prior to termination. Both employment agreements also include a number of other provisions relating to term, duties, termination, and other contractual rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of March 31, 1998 as to the beneficial ownership of Common Stock (including shares which may be acquired within sixty days pursuant to stock options) of each director of the Company and the executive officers of the Company listed in the Summary Compensation Table below, all directors and executive officers as a group and persons known by the Company to beneficially own more than 5% of the Common Stock. Except as set forth below, no person beneficially owns more than 5% of the Common Stock.

                                            Number of Shares
    Name and Address of Beneficial          of Common Stock           Percent
              Owner (1)                   Beneficially Owned (2)  Beneficially Owned
         Charles Loccisano                   1,541,229  (3)(4)        45.7%
         Alan Gottlich                         331,839  (5)(6)         9.8%
         Philip Friedman                        63,359  (7)            1.9%
         Paul Bergrin                           18,750  (8)            0.6%

         All Directors and Executive
         Officers as of group
         (four persons)                      1,955,247  (9)           58.0%

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company's principal executive offices.
(2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by of for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities. Certain of these shares are held in escrow ("Escrow Shares") and are subject to release on the earlier of (a) the achievement by the Company of certain minimum pre-tax earnings during specified periods, and (b) May 12, 2001. Such shares may be voted but may not be transferred prior to the release from escrow.
(3) Includes 506,695 shares held by The Charles Loccisano Irrevocable Trust f/b/o Marissa Loccisano of which 213,747 are Escrow Shares, and 506,695 shares held by The Charles Loccisano Irrevocable Trust f/b/o Michael Loccisano (jointly referred to as the "Loccisano Trusts") of which 213,746 are escrow shares, with respect to which Mr. Loccisano is the settlor. Mr. Loccisano disclaims beneficial ownership of these shares.
(4) Includes a maximum of 264,325 shares which may be acquired upon the exercise of options exercisable within the next 60 days. Excludes 48,750 shares subject to options not exercisable within the next 60 days.
(5) Includes a maximum of 139,500 shares which may be acquired upon the exercise of options exercisable within the next 60 days. Excludes 48,750 shares subject to options not exercisable within the next 60 days.
(6) Includes 155,874 shares held by Mr. Gottlich's spouse of which 64,765 are Escrow Shares, as to which Mr. Gottlich disclaims beneficial ownership.
(7) Includes a maximum of 58,359 shares which may be acquired upon the exercise of options exercisable within the next 60 days . Excludes 48,750 shares subject to options not exercisable within the next 60 days.
(8) Represents 18,750 shares which may be acquired upon the exercise of options exercisable within the next 60 days.
(9) Includes a maximum of 480,984 shares which may be acquired upon the exercise of options that are exercisable within the next 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policy for Related Party Transactions

     The Company believes that all transactions with officers, directors, or affiliates to date are on terms no less favorable than those available from unaffiliated third parties. It is the Company's policy that all future transactions with officers, directors, or affiliates will be approved by the independent members of the Company's Board of Directors not having an interest in the transaction and will be on terms no less favorable than could be obtained from unaffiliated third parties.

Heinz Bakery Products License Agreement

     In June 1992, the Company entered into an exclusive 20 year license agreement with Heinz Bakery Products ("Heinz"), pursuant to which, among other things, Heinz paid an aggregate of $1.425 million in advance royalties to be offset by actual royalties earned. The advance royalties owed to Heinz were guaranteed by Charles N. Loccisano, the Chairman and Chief Executive Officer of the Company. In August 1996, the Company entered into an agreement with Heinz to terminate the license agreement and satisfy the balance due under the promissory note in the amount of approximately $795,000 based on a payment of $600,000 made in August 1996, the assignment of a $100,000 promissory note receivable from Triarc, and the forgiveness of the balance of $95,000. At December 31, 1997, the outstanding balance due Heinz was $69,800.

Gelt Financial Group Loan

     In connection a loan in the amount of $125,000 from Gelt Financial Group in July 1996, 250,000 shares of the Company's Common Stock (held by affiliates of Charles Loccisano, the Company's Chairman, Chief Executive Officer, President and Director, and Alan Gottlich, the Company's President, Chief Financial Officer and Director) were pledged to Gelt Financial Group, and limited guarantee agreements were entered into by such affiliates. In August 1996, this loan was repaid in full.

Option Grant by Affiliate

     In April 1994, the Loccisano Trusts granted an option to purchase 250,000 shares of their Common Stock to Dan Feldman, then a consultant to the Company and now a Director of the Company, in exchange for his agreement to serve as a Director. In January 1995, Dan Feldman acquired 125,000 shares of Company Common Stock from the Loccisano Trusts for no cash consideration, and the balance of the option was terminated. In November 1996, the Company issued 125,000 shares of its Common Stock to the Loccisano Trusts in consideration for the shares previously conveyed by the Loccisano Trusts to Dan Feldman on behalf of the Company. Stock and Option Grants in connection Consulting Arrangements

     In November 1996, the Company granted Philip Friedman, a Director of the Company, 5,000 shares of Common Stock and 10,000 options to purchase shares of Common Stock at an exercise price of $1.94 per share of Common Stock in consideration for consulting services rendered to the Company. All the aforementioned options are fully vested.

Loans and Investments from Affiliates

     During the period November 1995 through June 1996, the Company borrowed approximately $184,500 from an affiliate of Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer. These loans were repaid in August 1996 based on terms which include loan origination fees of 25% and interest at a rate of five points above the Wall Street Journal Prime Rate. In August 1996, this loan was repaid in full.

     In November 1997, Charles Loccisano, the Company's Chairman, Chief Executive Officer, and Director, and Alan Gottlich, the Company's President, Chief Financial Officer and Director purchased an aggregate of 20,000 shares of convertible Series B Preferred Stock at a price of $5.00 per share. The Series B Preferred Stock carried a dividend equal to 8% per annum payable semi annually, were convertible into common stock at the holders option and were redeemable by the Company at its option. The purchase price for the Series B Preferred Stock was paid for in a combination of cash and promissory notes payable to the Company. In January 1998, the Company redeemed the 20,000 Series B Preferred Stock at a price of $5.00 per share.

     In January 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer provided the Company with loans aggregating $282,500. In March 1998, based on the need for additional funding resulting from the receipt of large purchase orders from Walmart Super Centers, the previous loans provided by Loccisano and Gottlich were repaid in full, and Messrs. Loccisano and Gottlich agreed to provide the Company with a credit line for up to $500,000, with interest payable quarterly at the applicable federal rate of 5.39% per annum. The credit line is required to be repaid within one year or such shorter period if the Company obtains alternative sources of funds to fund its operations. The line of credit is secured by payments due to the Company under its purchase agreement with Triarc. In consideration for providing this credit line, the Company granted Messrs. Loccisano and Gottlich an aggregate of 300,000 unregistered shares of common stock.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            PAGE

(a)      Documents filed as part of this report.

         1. Financial Statements

            Independent Auditor's Report                                    F-2

            Consolidated Balance Sheet                                      F-3

            Consolidated Statements of Operations                           F-4

            Consolidated Statement of Stockholders' Equity                  F-5

            Consolidated Statements of Cash Flows                           F-6

            Notes to Consolidated Financial Statements               F-7 - F-15

         2. Exhibits

         1.1 *   ................   Underwriting Agreement with Paragon Capital
                                    Corporation

         2.1 *   ................   Certificate of Ownership and Merger
                                    regarding the merger of Signature
                                    Acquisition Corp. with and into T.J.
                                    Cinnamons, Inc.

         2.2 *   ................   Certificate of Ownership and Merger
                                    regarding the merger of Signature Foods, Inc. with and into T.J. Cinnamons, Inc.

         2.3 *** ................   Purchase Agreement between the Registrant
                                    and Triarc Restaurant Group

         3.1 *   ................   Restated Certificate of Incorporation of the
                                    Registrant

         3.2 *   ................   By-Laws of the Registrant

         9.1 *   ................   Modification Agreement (the "Modification
                                    Agreement") among Signature Foods, Inc., The
                                    Charles N.

                                    Loccisano Irrevocable Trust f/b/o Michael
                                    Loccisano, The Charles N. Loccisano
                                    Irrevocable Trust f/b/o Marissa Loccisano,
                                    The Ted H. Rice and Joyce Rice Family Trust,
                                    U/T/I dated August 8, 1986, The Roger L.
                                    Cohen Trust U/T/D/ dated January 26, 1984 and the Kenneth D. Hill Revocable Trust U/T/I dated march 29, 1989, Signature Acquisition Corp., the Registrant, Charles
                                    N. Loccisano and Alan S. Gottlich relating to a Stock Purchase Agreement (the "Stock Purchase Agreement") among them

         9.2 *   ................   Waiver of Default under the Modification
                                    Agreement, as amended

         9.3 *   ................   Amendment to Stock Purchase Agreement

         9.4 *   ................   Stock Purchase Agreement

         10.1 *  ................   Trademark and Technology License and
                                    Manufacturing Agreement ("License
                                    Agreement") by and between Signature
                                    Acquisition Corp. and Pro Bakers Ltd.

      10.1(a) *  ................   Amendment to License Agreement

      10.1(b) *  ................   Second Amendment to License Agreement

      10.1(c) ** ................   Termination of the License Agreement

         10.2 *  ................   1993 Stock Option Plan

         10.3    ................   1996 Amended and Restated Stock Option Plan

         10.4    ................   Employment Agreement with Charles Loccisano

         10.5    ................   Employment Agreement with Alan Gottlich

         10.9 *  ................   Lease regarding the Company's principal
                                    executive offices

         10.13 * ................   License agreement with Triarc Restaurant
                                    Group

         10.14 **................   Management Agreement with TJ Holding
                                    Company, Inc.

         10.15 **................   Lease regarding the Santa Ana bakery
                                    facility

         10.16   ................   Lease regarding the El Cajon bakery facility

         16.1 ** ................   Letter from Goldstein Golub and Kessler, the
                                    Registrant's former independent accountant

         16.2 ** ................   Letter from Arthur Andersen LLP

         21.1 ** ................   Certificate of Incorporation of Interbake
                                    Brands, Inc.

         27      ................   Financial Data Schedule

---------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto.

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal years ended December 31, 1996 and 1995.

*** Incorporated by reference to the Company's Current Report on Form 8-K dated June 18, 1996.

(b) On November 12, 1997, the Company filed one Current Report on Form 8-K regarding the sale of 20,000 shares of Class B preferred stock.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      PARAMARK ENTERPRISES, INC.


                                       By: /s/ Charles N. Loccisano
                                           Charles N. Loccisano, Chairman




     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates stated.


Signature                               Title(s)                      Date



                                Chairman, Chief                          , 1998
-------------------------       Executive Officer
Charles N. Loccisano            and Director


-------------------------       President, Chief                         , 1998
Alan S. Gottlich                Financial Officer
                                and Director


-------------------------       Director                                 , 1998
Philip Friedman



-------------------------       Director                                 , 1998
Paul Bergrin

                           PARAMARK ENTERPRISES, INC.
                 (Formerly T. J. Cinnamons, Inc.) and SUBSIDIARY

                      For the Year Ended December 31, 1997







                                                                            Page

Independent Auditors' Report                                                F-2

Consolidated Balance Sheet                                                  F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statement of Stockholders' Equity                              F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                           F-7 - F-15

                         Report of Independent Auditors


To the Board of Directors and Stockholders of Paramark Enterprises, Inc.
 (formerly T. J. Cinnamons, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheet of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary at December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               Amper, Politziner & Mattia P.A.

                                               AMPER, POLITZINER & MATTIA P.A.

March 6, 1998
Edison, New Jersey

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                           Consolidated Balance Sheet
                                December 31, 1997

                                     Assets

Current assets
    Cash                                                              $   122,561
    Accounts receivable, less allowance for
     doubtful accounts of $64,000                                         259,271
    Notes receivable                                                       69,837
    Inventory                                                             234,822
    Prepaid expenses and other current assets, net                         35,291
                                                                      -----------
                                                                          721,782

Property and equipment, net                                               453,296
Excess of cost over fair value of net assets acquired                     476,667

                                                                      $ 1,651,745

                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued expense                              $ 1,142,415
    Current maturities of long-term debt                                  258,545
                                                                      -----------
                                                                        1,400,960

Long-term debt, net of current maturities                                  69,460

Commitment and contingencies

Stockholders' equity
    Preferred stock - $.01 par value; authorized 1,000,000 shares, none issued
    Common stock - $.01 par value; authorized 10,000,000 shares,
     issued and outstanding 3,070,083 shares                               30,702
    Additional paid-in capital                                          6,759,352
    Accumulated deficit                                                (6,608,729)
                                                                      -----------
       Total stockholders' equity                                         181,325
                                                                      $ 1,651,745
                                                                      ===========

                 See notes to consolidated financial statements.
                                       F-3

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                      Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                              1996              1997
Revenue
    Wholesale sales                                       $   861,894       $ 3,475,463
    Sales from Company-owned stores                           256,023           202,998
    Royalties, licensing fees and other                       311,087           199,920
    Initial franchise fees                                     17,500                --
    Other                                                      43,333                --
                                                          -----------       -----------
       Total revenue                                        1,489,837         3,878,381
                                                          -----------       -----------

Expenses
    Cost of goods sold                                        925,228         3,043,984
    Selling, general and administrative                     1,696,830         2,283,036
    Interest expense, net of interest income of
     $6,790 and $76,008, respectively                          96,841             8,106
                                                          -----------       -----------
       Total expenses                                       2,718,899         5,335,126
                                                          -----------       -----------

Loss from operations                                       (1,229,062)       (1,456,745)

Other income - Gain on sale of assets                       1,286,197                --
                                                          -----------       -----------

Income (loss) before extraordinary item                        57,135        (1,456,745)
Extraordinary item - forgiveness of debt                      162,729            80,088
                                                          -----------       -----------

Net income (loss)                                         $   219,864       $(1,376,657)
                                                          ===========       ===========

Basic and diluted income (loss) per common share:
    Income (loss) before extraordinary item               $       .02       $      (.48)
    Extraordinary item                                            .06               .03
                                                          -----------       -----------

    Net income (loss) per common share                    $       .08       $      (.45)
                                                          ===========       ===========

Weighted average number of common shares outstanding        2,926,417         3,069,775

                 See notes to consolidated financial statements.
                                       F-4

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                 Consolidated Statement of Stockholders' Equity
                        For the Years Ended December 31,


                                                                       Additional                            Total
                                              Common Stock               Paid-In         Accumulated     Stockholders'
                                         Shares          Amount          Capital           Deficit          Equity

Balance at December 31, 1995            2,910,833      $    29,109      $ 6,704,421      $(5,451,936)      $ 1,281,594

    Issuance of common stock for
     services                             158,000            1,580           53,070               --            54,650

    Net income                                 --               --               --          219,864           219,864
                                      -----------      -----------      -----------      -----------       -----------

Balance at December 31, 1996            3,068,833           30,689        6,757,491       (5,232,072)        1,556,108

    Issuance of common stock for
     services                               1,250               13            1,861               --             1,874

    Net loss                                   --               --               --       (1,376,657)       (1,376,657)
                                      -----------      -----------      -----------      -----------       -----------

Balance at December 31, 1997            3,070,083      $    30,702      $ 6,759,352      $(6,608,729)      $   181,325
                                      ===========      ===========      ===========      ===========       ===========

                 See notes to consolidated financial statements.
                                       F-5

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                              1996              1997

Cash flows from operating activities
    Net income (loss)                                      $   219,864       $(1,376,657)
                                                           -----------       -----------
    Adjustments to reconcile net income (loss) to net
     cash from operating activities
      Depreciation and amortization                            151,471           114,273
      Licensing revenue                                        (12,500)               --
      Provision for doubtful accounts                          138,139             1,760
      Noncash interest expense                                  70,822                --
      (Gain) loss on sale of assets                         (1,286,197)               --
      Gain from forgiveness of debt                           (162,729)          (80,088)
      Noncash consulting fees                                   28,250             1,875
    (Increase) decrease in
      Accounts receivable                                     (378,841)           74,291
      Inventories                                              (82,201)         (152,621)
      Prepaid expenses and other current assets                (12,316)            5,089
      Other assets                                               1,155                --
    Increase (decrease) in
      Accounts payable and accrued expenses                    312,135           389,184
      Other current liabilities                                (14,116)          (53,383)
                                                           -----------       -----------
        Total adjustments                                   (1,246,928)          300,380
                                                           -----------       -----------
                                                            (1,027,064)       (1,076,277)
                                                           -----------       -----------

Cash flows from investing activities
    Purchases of property and equipment                       (154,893)         (240,518)
    Proceeds from sale of assets                             1,424,043                --
    Principal payments received on notes receivable            326,489         1,353,674
                                                           -----------       -----------
                                                             1,595,639         1,113,156
                                                           -----------       -----------

Cash flows from financing activities
    Principal payments on long-term debt                      (748,237)         (830,215)
    Proceeds from long-term debt                               201,500           866,230
    Principal payments on notes payable                        (23,848)               --
                                                           -----------       -----------
                                                              (570,585)           36,015
                                                           -----------       -----------

Net change in cash                                              (2,010)           72,894

Cash - beginning                                                51,677            49,667
                                                           -----------       -----------

Cash - ending                                              $    49,667       $   122,561
                                                           ===========       ===========

                 See notes to consolidated financial statements.
                                       F-6

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

          The Company has received payments of $3,470,000 through December 31, 1997 from the Transaction. In addition, the Transaction provides the potential for contingent payments to the Company of up to a maximum of an additional $5,500,000 over time dependent upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million. Pursuant to the terms of the purchase agreement, T.J. Cinnamons, Inc. changed its name to Paramark Enterprises, Inc.

          Additionally, major stockholders of the Company, related to an officer of the Company, with holdings of 1,013,390 shares of the Company's common stock as of December 31, 1997, signed a stock sale restriction agreement. Under the terms of this agreement, these stockholders are prohibited, through August 1998, without prior written consent of Triarc, to sell more than 2.5% of the total issued and outstanding shares of the Company. Subsequent to August 1998, and during the existence of the license agreement with Triarc, the threshold will be increased from 2.5% to 10%.

          Simultaneous with the closing of the Transaction, the Company entered into an agreement with Heinz Bakery Products to terminate a 1992 manufacturing and license agreement. Under the terms of this agreement, the Company paid Heinz Bakery Products $600,000 at closing.

          Following the closing of the Transaction, the Company's operations have been concentrated exclusively on its wholesale development activities.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  2 - Operating Plans
          The Company has incurred significant operating losses resulting in working capital and accumulated deficits as of December 31, 1997, which raise substantial doubts about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

          The Company is currently negotiating with a third party to sell, among other things, the Company's rights under the Transaction. The closing of this transaction is subject to completion of due diligence, negotiation of final terms, execution of a definitive agreement, and the receipt of shareholder approval. Management believes that the consummation of this transaction will provide sufficient working capital to finance its activities through at least June 30, 1999, as well as recover the remaining cost of intangible assets.

          The failure to consummate this transaction could have a material adverse effect on the Company's ability to continue as a going concern.

Note  3 - Summary of Significant Accounting Policies

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

          Inventory
          Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists principally of raw materials.

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

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  3 - Summary of Significant Accounting Policies - (continued)
          Income Taxes
          The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

          Intangibles
          The excess of cost over fair value of net assets acquired ("goodwill") is being amortized using the straight-line method through 2006. Accumulated amortization was $73,333 on December 31, 1997.

          At  each  balance  sheet  date  the  Company   determines  whether  an
          impairment exists with respect to the Company's goodwill. In determining whether an impairment exists, the Company compares the projected future cash flows attributable to the goodwill with its carrying value (see Note 2).

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

          Earnings Per Share
          The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities. Prior periods have been presented to conform with SFAS 128.

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

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  4 - Notes Receivable
          Note receivable from a corporation is due in monthly installments of $2,289, including interest at 9.25%, maturing in September 1998 with a final payment of $50,000. Payments on the note are restricted to satisfy the note payable to a former licensee (Note 7).

Note  5 - Property and Equipment
          At December 31, 1997, property and equipment, at cost, consists of the following:

                                                                                         Depreciation and
                                                                                        Amortization Period
              Furniture and fixtures                            $        24,149                    5 years
              Equipment                                                 454,624               5 - 10 years
              Leasehold improvements                                     61,068                    5 years
                                                                ---------------
                                                                        539,841
              Less accumulated depreciation and
               amortization                                              86,545
                                                                ---------------
                                                                $       453,296
                                                                ===============

          Depreciation and amortization expense for property and equipment was $15,989 and $59,274 for 1996 and 1997, respectively.

Note  6 - Accounts Payable and Accrued Expenses

          Trade accounts payable and other                     $       791,732
          Accrued professional fees                                     67,950
          Accrued payroll                                              244,242
          Accrued other                                                 38,491
                                                               ---------------
                                                               $     1,142,415
                                                               ===============

Note  7 - Long-term Debt

          Note payable to former licensee, monthly payments
          of $4,580, including interest at 9.25%, due
          September 1998. The note is being satisfied
          directly from payment on a note receivable (Note 4).         $ 69,837

          Note payable to a financing institution, monthly
          payments of $2,184, including interest at 19.4%,
          due September 2002, collateralized by production
          equipment.                                                     80,960

          Note payable to a shareholder with no specified
          repayment terms, quarterly interest payments at 10%.          112,000

                 PARAMARK ENTERPRISES, INC.
       (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
         Notes to Consolidated Financial Statements

Note  7 - Long-term Debt - (continued)

          Loan payable to a financing institution, interest
          at prime plus 6.75%, due on demand. Maximum
          borrowings up to $300,000, collateralized by
          accounts receivable of a major customer.                       65,208
                                                                    -----------
                                                                        328,005
          Less current maturities                                       258,545
                                                                    -----------
          Long-term debt, net of current maturities                 $    69,460
                                                                   ============

          The prime rate at December 31, 1997 was 8.5%.

Note  8 - Related Party Transactions

          Included in prepaid expenses and other current assets is a loan receivable from an officer, in the amount of $6,365, which consists of advances made, prior to the IPO, to an officer of the Company and a partnership affiliated with officers of the Company.

          Included in accounts payable and accrued expenses, are amounts due to officers aggregating $188,000, to be paid in the ordinary course of business.

          Interest expense and fees, related to loans from affiliates, charged to operations for the year ended December 31, 1996 amounted to $53,900.

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

          The Company paid consulting fees in the amount of $6,000 during 1996 and 1997 to a Company owned by a member of the Company's Board of Directors.

          In January 1998, officers of the Company loaned an aggregate of $500,000 to the Company. This amount is required to be repaid within one year, with interest payable quarterly at 5.39% per annum. In consideration for the loan, the officers were granted 300,000 shares of the Company's common stock.

Note  9 - Forgiveness of Debt
          Forgiveness of debt of $162,729 and $80,088 for the years ended December 31, 1996 and 1997, respectively, resulted from negotiations with vendors. There is no income tax effect.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 10 - Income Taxes
          Deferred tax assets at December 31, 1997 consist of the following:

              Loss carryforwards                                 $    1,100,000
              Installment gain on sale of assets                        675,000
                                                                 --------------
              Gross deferred tax asset                                1,775,000
              Valuation allowance                                    (1,775,000)
                                                                 --------------

              Net deferred tax asset                             $           --
                                                                 ==============

          The  provision  for income taxes for the year ended  December 31, 1996
          was   reduced   $90,000  by  the   benefit  of  net   operating   loss
          carryforwards.

          At December 31, 1997, the Company has net operating loss carryforwards for financial reporting purposes of approximately $2,700,000 available to offset future taxable income. These carryforwards expire in the years 2009 through 2012 for federal income tax purposes, and 2001 through 2004 for state income tax purposes. Utilization of the net operating loss carryforwards may be significantly limited based on changes in the Company's ownership.

Note 11 - Stock Option Plan
          The Company's 1993 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 450,000 shares of the Company's common stock. All options granted have ten year terms, other than 10% shareholders that have five year terms, and vest and become fully exercisable upon grant.

          The Company's 1996 Stock Option Plan has authorized the grant of options to directors, management and consultants for up to 500,000 shares of the Company's common stock. All options granted have ten year terms, other than 10% shareholders that have five year terms, and vest and become fully exercisable upon grant.

          Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 6.0%, dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .7%; and a weighted-average expected life of the option of five years for 1996 and three years for 1997.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 11 - Stock Option Plan - (continued)
          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 1996          1997

          Pro forma net income (loss)                        $  151,864   $ (1,566,657)

          Pro forma basic and diluted income (loss)
            per common share                                 $      .05   $       (.51)

          There was no compensation expense arising from stock options for the years ended December 31, 1996 and 1997.

          A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                            1996                      1997
                                            Weighted-Average           Weighted-Average
                                   Options   Exercise Price   Options   Exercise Price
          Outstanding -
           beginning of year        457,812      $   2.38     405,312      $   1.68

          Granted                    55,000          1.94     752,500          1.59
          Exercised                      --            --          --            --
          Forfeited                (107,500)         4.77     (10,000)         1.94
                                 ----------                ----------

          Outstanding -
           end of year              405,312      $   1.68   1,147,812      $   1.62
                                 ==========                ==========

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 11 - Stock Option Plan - (continued)


                                  1997
        Options
      Outstanding      Exercise          Expiration           Exercisable at
      End of Year       Price               Date             December 31, 1997

          17,812       $ 2.81         December 1998               17,812
         192,500         1.58         June 2000                  192,500
         140,000         1.58         June 2005                  140,000
          45,000         1.94         November 2006               45,000
          27,500         1.94         July 2007                   27,500
          45,000         1.75         March 2002                  15,000
         230,000         1.75         March 2007                  60,000
         180,000         1.50         July 2002                  145,000
         270,000         1.50         July 2007                  130,000
      ----------                                               ---------
       1,147,812                                                 772,812
      ==========                                               =========

          The weighted average fair value of options granted during 1996 and 1997 was $1.24 and $.38, respectively.

          In connection with the IPO, the Company has outstanding, 1,453,000 redeemable Class A warrants, each to purchase one share of common stock and one Class B warrant for $4; and 557,750 redeemable Class B warrants, each to purchase one share of common stock for $5. No warrants have been redeemed through December 31, 1997. The Class A warrants expire May 1999, and the Class B warrants expire May 2001.

Note 12 - Supplemental Cash Flow Information
          During the year ended December 31, 1996, the Company issued 33,000 shares of its common stock as payment for consulting services rendered and interest expense on certain debt obligations in the amount of $28,250 and $26,400, respectively, the fair market value of the shares on the date(s) of issuance.

          During the year ended December 31, 1997, the Company purchased equipment for $84,000 by assuming long-term debt.

          During the years ended December 31, 1996 and 1997, the Company paid interest of $110,345 and $84,114, respectively.

Note 13-  Major Customers
          The Company had two major customers that accounted for substantially all of the Company's wholesale sales for 1996 and 77% of wholesale sales for 1997. These same customers accounted for substantially all of the Company's accounts receivable as of December 31, 1996 and 1997.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) and SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 14 - Commitments and Contingencies
          Rent
          The Company leases space for its main offices, retail bakery, and wholesale bakery operation under noncancelable operating leases. The lease retail bakery provides for additional rents based upon sales volume, and the Company is required to pay all real estate taxes.

          Aggregate minimum annual payments due under this lease are as follows:

                  Year Ending
                  December 31,
                      1998                                    $     45,000
                      1999                                          38,000
                      2000                                          20,000
                                                              ------------
                                                              $    103,000
                                                              ============

          Rent expense charged to operations for the years ended December 31, 1996 and 1997 amounted to $115,000 and $168,000, respectively.

          Litigation
          The Company is presently and from time to time involved in routine litigation, including litigation with vendors, suppliers and franchisees. In management's opinion, none of the litigation in which the Company is currently involved is material to its financial condition or results of operations.