Form 10QSB
period 1998-03-31
PARAMARK ENTERPRISES INC
filed 1998-05-14
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1998 .

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       Common Stock, $.01 par value - 3,373,883 shares as of May 14, 1998.

Transitional Small Business disclosure Format (check one):
         Yes  X   No ___

                            Paramark Enterprises Inc.


PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS                          PAGE

                  Balance Sheets at December 31, 1997 and                  3
                  March 31, 1998.

                  Statements  of  Operations  for the three                4
                  months ended March 31, 1998.

                  Statements  of Cash Flows for the three  months          5
                  ended  March 31, 1997 and March 31, 1998.

                  Notes to Financial Statements                            6


ITEM 2           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS             8

PART II

Item 1           Legal Proceedings                                        12

Item 2           Changes in Securities                                    12

Item 3           Defaults upon Senior Securities                          12

Item 4           Submission of Matters to a Vote
                     of Security Holders                                  12

Item 5           Other Information                                        12

Item 6           Exhibits and Reports on Form 8-K                         12

SIGNATURES                                                                13

PART I - FINANCIAL INFORMATION ITEM 1 - FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31,       March 31,
                                                                     1997             1998
                                                                  (Audited)       (Unaudited)
                                     ASSETS

Current Assets:
  Cash                                                             $122,561           $7,050
  Accounts receivable, less allowance for doubtful accounts         259,271          687,103
  Notes receivable - current maturities                              69,837          126,957
  Inventory                                                         234,822          195,265
  Prepaid expenses and other current assets, net                     35,291           71,204
                                                                -----------      -----------
        Total current assets                                        721,782        1,087,580

Property and equipment                                              453,296          458,515
Excess of cost over fair value of net assets acquired               476,667          462,917
                                                                -----------      -----------

    Total Assets                                                 $1,651,745       $2,009,011
                                                                ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                        $1,142,415       $1,276,934
    Current maturities of long-term debt                            258,545          802,397
                                                                -----------      -----------
    Total current liabilities                                     1,400,960        2,079,331

Long-term debt, net of current maturities                            69,460                0
                                                                -----------      -----------

    Total liabilities                                             1,470,420        2,079,331
                                                                -----------      -----------


                              STOCKHOLDERS' EQUITY

Preferred Stock                                                           0                0
Common Stock                                                         30,702           33,740
Additional paid-in capital                                        6,759,352        6,813,705
Accumulated deficit                                              (6,608,729)      (6,917,765)
                                                                -----------      -----------
    Total stockholders' equity                                      181,325          (70,320)
                                                                -----------      -----------

    Total Liabilities and Stockholders' Equity                   $1,651,745       $2,009,011
                                                                ===========      ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  For the Three Months
                                                     Ended March 31,
                                                 1997              1998
Revenue:
    Wholesale sales                            $422,539       $1,223,996
    Sales from Company-owned stores              51,383           35,530
    Royalties, licensing fees and other          21,796           30,000
                                            -----------      -----------
        Total revenue                           495,718        1,289,526

Operating expenses:
    Cost of goods sold                          355,210          985,298
    Selling, general and administrative         385,678          606,936
                                            -----------      -----------
        Total operating expenses                740,888        1,592,234
                                            -----------      -----------

Loss from operations                           (245,170)        (302,707)
                                            -----------      -----------

Other income (expense):
    Interest income (expense), net               22,761           (6,329)
    Other income                                 55,716                0
                                            -----------      -----------
        Total other income (expense)             78,477           (6,329)
                                            -----------      -----------

Net loss                                      ($166,693)       ($309,036)
                                            ===========      ===========


Net loss per common share                        ($0.05)          ($0.10)
                                            ===========      ===========

Weighted average number of
    common shares outstanding                 3,068,833        3,145,907
                                            ===========      ===========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             For the Three Months
                                                                               Ended March 31,
                                                                             1997          1998
Cash flow from operating activities:
    Net loss                                                             ($166,693)     ($309,036)
Adjustments to reconcile net loss to net cash from
    operating activities:
        Depreciation and amortization                                       22,492         35,864
        Noncash interest expense                                                 0         56,250
        Noncash consulting fee                                                   0          1,140
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                         109,908       (427,832)
        (Increase) decrease in notes receivable                                  0        (57,120)
        (Increase) decrease in inventories                                 (22,150)        39,557
        (Increase) decrease in prepaid expenses and other assets           (18,807)       (35,912)
        Increase (decrease) in accounts payable and accrued expenses      (359,482)       139,519
                                                                         ---------      ---------

        Net cash used in operating activities                             (434,733)      (557,570)
                                                                         ---------      ---------

Cash flows from investing activities:
    Purchases of property and equipment                                    (28,021)       (27,332)
                                                                         ---------      ---------

    Net cash used in investing activities                                  (28,021)       (27,332)
                                                                         ---------      ---------

Cash flows from financing activities:
    Proceeds from financing                                                158,257        469,391
    Proceeds from notes receivable                                         322,448              0
    Net repayments of notes payable                                        (32,049)             0
                                                                         ---------      ---------

    Net cash provided by financing activities                              448,656        469,391
                                                                         ---------      ---------

Net decrease in cash                                                       (14,098)      (115,511)

Cash at beginning of period                                                 49,677        122,561
                                                                         ---------      ---------

Cash at end of period                                                      $35,569         $7,050
                                                                         =========      =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           Paramark Enterprises, Inc.
                         Notes to Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation

    The accompanying financial statements have been prepared by the Company, in accordance with generally accepted accounting principles and pursuant to the Rules and Regulations of the Securities and Exchange Commission, and except for the Balance Sheet at December 31, 1997, all statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of financial results for the full year.

    Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. It is suggested that these unaudited financial statements be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. There have been no significant changes of accounting policies since December 31, 1997.

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

Note 3 - Income Taxes

    No provision for income taxes has been made for the three months ended March 31, 1998 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at March 31, 1998. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at March 31, 1998.

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

Note 5 - Short Term Financing

    In June 1997 the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $400,000 secured by Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate.

    In March 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer and Alan Gottlich, the Company's President and Chief Financial Officer provided the Company with a credit line in the amount of $500,000. The credit line is required to be repaid within one year, with interest payable quarterly at the rate of 5.39% per annum. In consideration for the loan, Messrs. Loccisano and Gottlich were granted an aggregate of 300,000 shares of the Company's common stock.

PART  I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

When used in this Quarterly Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the compan 's actual results to differ materially from historical earnings and those presently anticipated or projected. As a result, potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

    RESULTS OF OPERATIONS (for the three month period ended March 31, 1998 compared to the three month period ended March 31, 1997).

    The following tables set forth the components of the Company's revenue:

                                               Three Months Ended March 31,
                                                1997                 1998
    Wholesale sales                           $422,539           $1,223,996
    Company-owned bakery sales                  51,383               35,530
    Royalties and licensing fees                21,796               30,000
                                            ----------           ----------
    Total Revenue                            $ 495,718           $1,289,526


  Wholesale sales increased 190% to $1,223,996 for the three months ended March 31, 1998 from $422,539 for the three months ended March 31, 1998 due to a continued expansion of the Company's distribution of its products to grocery stores, wholesale club stores and mass merchandisers. To further develop its wholesale sales, the Company is focusing its selling efforts in specific geographic areas through alliances with the following key food brokerage groups:
(a) Le Grand Marketing, representing retail grocery stores California; (b) Food Scene, representing retail grocery stores in the New York tri-state area, (c) J & J Brokers, representing retail grocery stores in New England, (d) Priority Food Brokers, representing retail grocery stores in Maryland and Virginia, and
(e) American Sales and Marketing, representing membership club stores nationwide and retail grocery stores in the mid-west. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company is focusing its initial marketing efforts on the following core products: (a) T.J. Cinnamons Gourmet Cinnamon Rolls and Gourmet Sticky Rolls; (b) T.J. Cinnamons CinnaChips; (c) Gourmet Rugalach and (d) Gourmet Brownies. The Company has also developed its own signature line of gourmet rugalach made in four flavor varieties. In addition, the Company is manufacturing gourmet brownies sold under the Hershey's label, gourmet bundt cakes in five flavor varieties, layer cakes, and mini cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution

  The Company is currently selling products to the following accounts: Ralphs Supermarkets, Food-4-Less Supermarkets, Luckys Supermarkets, ShopRite Supermarkets, H.E. Butt Supermarkets, Hughs Supermarkets, Kings Supermarkets, D'Agostinos Supermarkets, Walmart Super Centers, Costco Wholesale Clubs and Sams Wholesale Clubs.

  Company-owned bakery sales decreased by 31% to $35,530 for the three months ended March 31, 1998 from $51,383 for the three months ended March 31, 1997. This sales decrease resulted from a decline in mall traffic due to a number of vacancies in the Poughkeepsie Galleria mall. In April 1997, the Company entered into a management agreement whereby the Poughkeepsie Galleria mall bakery will be operated with all cash deficits funded by the manager and all positive cash flow retained by the manager as a management fee.

  Royalty and licensing fee revenues increased to $30,000 for the three months ended March 31 ,1998 from $21,796 for the three months ended March 31, 1997. This increase in royalties and licensing fees resulted primarily from increased franchise royalty collections. In August 1996, based on the terms of the Triarc Transaction, the Company provided franchisees an offer to forgive all franchise royalties for the period August, 1996 through February, 1997 in exchange for a general release against the Company. Franchisees representing approximately 80% of the franchised bakery units entered into these general release agreements, resulting in reduced franchise royalty collections for the quarter ended March 31, 1997.

  Cost of goods sold increased to $985,298 for the three months ended March 31, 1998 from $355,210 for the three months ended March 31, 1997. These increases were primarily the result of the increased sales of products to supermarkets chains and membership club chains.

  Selling, general and administrative expenses increased to $606,936 for the three months ended March 31, 1998 from $385,678 for the three months ended March 31, 1997. These increases were primarily the result of increases in selling, general and administrative costs associated with the Company's manufacturing plant in Santa Ana, California and the selling and marketing expenses associated with the launch of the Company's product line to wholesale channels of distribution.

  Net interest expense for the three months ended March 31, 1998 was ($6,329) as compared to net interest expense for the three months ended March 31, 1997 of $22,761. This change in net interest expense resulted primarily from the interest earned during the three months ended March 31, 1997 on the notes receivable from Triarc Restaurant Group which were paid in full in December 1997.

  Other income decreased to $0 for the three months ended March 31, 1998 from $55,716 for the three months ended March 31, 1997. This other income is comprised of reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.

    LIQUIDITY AND CAPITAL RESOURCES

    At  March  31,  1998,  the  Company  had  a  working   capital   deficit  of
approximately $991,750. During the three months ended March 31, 1998, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues. These operating deficits experienced during the three months ended March 31, 1998 have been funded by a credit line provided to the Company by officers of the Company.

    The Company used net cash in operating activities in the amount of $557,570 for the three months ended March 31, 1998, as compared to $434,733 for the three months ended March 31, 1997. The Company used net cash in investing activities in the amount of $27,332 for the three months ended March 31, 1998, as compared to net cash received from investing activities in the amount of $28,021 for the three months ended March 31, 1997. The Company used net cash in financing activities in the amount of $469,391 for the three months ended March 31, 1998 as compared to net cash used in financing activities in the amount of $448,656 for the three months ended March 31, 1997.

    In June 1997, the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $400,000 secured by the Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. The credit line balance was approximately $279,000 on March 31, 1998.

    In October 1997, the Company offered for sale units in a convertible preferred private placement with Commonwealth Associates acting as placement agent. This offering was to be held open to investors through January 1998, and was not consummated as orders for the minimum number of shares were not obtained. Without alternative sources of financing to fund the Company's operating deficit, in January 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, provided the Company with loans aggregating $282,500. In March 1998, based on the need for additional funding resulting from the receipt of large purchase orders from Walmart Super Centers, the previous Loccisano and Gottlich loans were repaid in full, and Messrs. Loccisano and Gottlich agreed to provide the Company with a credit line for up to $500,000 with interest payable quarterly at the applicable federal rate of 5.39% per annum. Th credit line is required to be repaid within one year or such shorter period if the Company closes the Triarc Transaction. In consideration for providing this credit line facility, the Company granted Messrs. Loccisano and Gottlich an aggregate of 300,000 unregistered shares of Common Stock.

    In November 1997, in order to bring the Company into compliance with requirements necessary for continued listing on the Nasdaq SmallCap Market, Messrs. Loccisano and Gottlich purchased an aggregate of 20,000 shares of redeemable Series B preferred stock at a price of $5.00 per share. In January 1998, following a delisting of the Company's securities from the Nasdaq SmallCap Market and as a result of additional funds loaned to the Company by Messrs. Loccisano and Gottlich, these shares of Serie B preferred stock were redeemed by the Company at a price of $5.00 per share.

    The Company is currently negotiating with an unaffiliated third party purchaser (the "Third Party") regarding the sale of (a) all of the Company's rights under the Triarc Purchase Agreement and License Agreement and (b) the Company's rights and obligations as franchisor under the T.J. Cinnamons franchise system (collectively the "TJC Transaction"). Consummation of the proposed TJC Transaction is subject to negotiation of the final terms of the transaction, executio of a definitive agreement, completion by Third Party of its due diligence of the Company, and the receipt of shareholder approval for the TJC Transaction. No assurance can be given that the Company and the Third Party will be successful in negotiating a definitive agreement following completion of the due diligence, or even if such agreement is reached, that the Company's shareholders would approve the TJC Transaction.

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

    If the Company is able to consummate the TJC Transaction, the Company will continue to manufacture and distribute gourmet bakery products to the retail grocery and food service trade. However, the Company would no longer manufacture and sell T.J. Cinnamons branded products, which represent 75% of wholesale sales for the fiscal year ended December 31, 1997 and 70% of wholesale sales for the three months ended December 31, 1998. In addition, the Company will no longer be entitled to any further payment under the Triarc Purchase Agreement and the Triarc License Agreement.

    Even if the TJC Transaction is consummated, in order to implement its plan of operations, the Company will be required, among other things, to raise additional capital beyond June 30, 1999. While the Company has existing lines of credit, there can be no assurance that such debt financing will be available to the Company in the future or that such debt financing will be available in the amounts required by the Company or on terms acceptable to the Company. There can be no assurance that such financin will be available or available on attractive terms, or that such financing would not result in a substantial dilution of shareholders' interest.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

         Not Applicable

Item 2. Changes in Securities

         On March 9, 1998, the Company entered into a loan agreement with Charles Loccisano, the Company's Chairman and Chief Executive Officer and Alan Gottlich, the Company's President and Chief Financial Officer, providing for a credit line in the aggregate amount of up to $500,000. The loan bears interest at the applicable federal rate of 5.39% payable quarterly, and is required to be repaid within one year or such shorter period if the Company obtains alternative sources of funds to fund its operations. As additional consideration for providing this credit line, the Company granted Messrs. Loccisano and Gottlich an aggregate of 300,000 unregistered shares of the Company's common stock. Exemption for registration of the issuance described above were claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance on the fact that such sales did not involve a public offering.
         Therefore,   such   securities   are   subject  to   certain   transfer
         restrictions.

Item 3. Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5. Other Information

         Not Applicable

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits.

             The following exhibits are filed herewith.

        Exhibit Number              Description

             10.17         Loan and Security Agreement with Charles Loccisano

             10.18         Loan and Security Agreement with Alan Gottlich

             27            Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The Company did not file any current reports on Form 8-K for the quarter ended March 31, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                        Paramark Enterprises, Inc.




Dated: May 14, 1998                     By:  /s/ Charles N. Loccisano
                                          Charles N. Loccisano,
                                          Chairman and Chief Executive Officer




                                        By:  /s/ Alan S. Gottlich
                                          Alan S. Gottlich,
                                          President and Chief Financial Officer
                                         (Principal Accounting Officer)