Form 10QSB
period 1998-06-30
PARAMARK ENTERPRISES INC
filed 1998-08-14
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998 .

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

                  One Harmon Plaza, Secaucus, New Jersey 070940
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-422-0910
    -----------------------------------------------------------------------
                 (Issuer's telephone number including area-code)

                  135 Seaview Drive, Secaucus, New Jersey 07094
    -----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     Common Stock, $.01 par value - 3,373,883 shares as of August 14, 1998.

Transitional Small Business disclosure Format (check one):
         Yes  X   No ___

                           Paramark Enterprises Inc.


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS                            PAGE

                  Balance Sheets at December 31, 1997 and                    3
                  June 30, 1998.

                  Statements of Operations for the three and six             4
                  months ended June 30, 1997 and June 30, 1998.

                  Statements of Cash Flows for the three and six             5
                  months ended June 30, 1997 and June 30, 1998.

                  Notes to Financial Statements                              6


ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS              8

PART II

Item 1   Legal Proceedings                                                  13

Item 2   Changes in Securities                                              13

Item 3   Defaults upon Senior Securities                                    13

Item 4   Submission of Matters to a Vote
                     of Security Holders                                    13

Item 5   Other Information                                                  14

Item 6   Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                  15

PART I - FINANCIAL INFORMATION ITEM 1 - FINANCIAL STATEMENTS

PARAMARK ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 December 31,       March 31,
                                                                     1997              1998
                                                                  (Audited)       (Unaudited)
ASSETS
Current Assets:
  Cash                                                             $122,561               $0
  Accounts receivable, less allowance for doubtful accounts         259,271          279,255
  Notes receivable - current maturities                              69,837           71,535
  Inventory                                                         234,822          171,173
  Prepaid expenses and other current assets, net                     35,291           40,275
                                                                -----------      -----------
        Total current assets                                        721,782          562,238

Property and equipment                                              453,296          530,771
Deferred transaction costs                                                0           27,842
Excess of cost over fair value of net assets acquired               476,667          449,167
                                                                -----------      -----------

    Total Assets                                                 $1,651,745       $1,570,018
                                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                        $1,142,415       $1,370,491
    Current maturities of long-term debt                            258,545          574,752
                                                                -----------      -----------
    Total current liabilities                                     1,400,960        1,945,243

Long-term debt, net of current maturities                            69,460                0
                                                                -----------      -----------

    Total liabilities                                             1,470,420        1,945,243
                                                                -----------      -----------


STOCKHOLDERS' EQUITY

Preferred Stock                                                           0                0
Common Stock                                                         30,702           33,740
Additional paid-in capital                                        6,759,352        6,813,705
Accumulated deficit                                              (6,608,729)      (7,222,670)
                                                                -----------      -----------
    Total stockholders' equity                                      181,325         (375,225)
                                                                -----------      -----------

    Total Liabilities and Stockholders' Equity                   $1,651,745       $1,570,018
                                                                ===========      ===========

SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                 For the Three Months              For the Six Months
                                                     Ended June 30,                   Ended June 30,
                                                 1997             1998            1997             1998

Revenue:
    Wholesale sales                            $560,175       $1,266,701         $982,714       $2,490,697
    Sales from Company-owned stores              43,175           36,584           94,558           72,114
    Royalties and licensing fees                 61,759           30,000           83,555           60,000
                                            -----------      -----------      -----------      -----------
        Total revenue                           665,109        1,333,285        1,160,827        2,622,811

Operating expenses:
    Cost of goods sold                          441,912        1,001,541          797,123        1,986,839
    Selling, general and administrative         586,081          527,243          971,760        1,134,179
                                            -----------      -----------      -----------      -----------
        Total operating expenses              1,027,993        1,528,783        1,768,883        3,121,017
                                            -----------      -----------      -----------      -----------
Loss from operations                           (362,884)        (195,499)        (608,056)        (498,207)
                                            -----------      -----------      -----------      -----------

Other income (expense):
    Interest income (expense), net                8,857          (99,247)          31,618         (105,577)
    Loss from sale of assets                          0          (10,157)               0          (10,157)
    Other income                                  8,820                0           63,936                0
                                            -----------      -----------      -----------      -----------
        Total other income (expense)             17,078         (109,405)          95,555         (115,735)
                                            -----------      -----------      -----------      -----------

Net income (loss)                             ($345,806)       $(304,903)       ($512,501)       ($613,941)
                                            ===========      ===========      ===========      ===========

Net income (loss) per common share               ($0.11)          ($0.10)          ($0.17)          ($0.19)
                                            ===========      ===========      ===========      ===========

Weighted average number of
    common shares outstanding                 3,068,833        3,197,960        3,068,833        3,197,960
                                            ===========      ===========      ===========      ===========


SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                 For the Six Months
                                                                                  Ended June 30,
                                                                                1997           1998
Cash flow from operating activities:
    Net income (loss)                                                        ($512,501)     ($613,941)
Adjustments to reconcile net income (loss) to net cash from
    operating activities:
        Depreciation and amortization                                           48,941         73,121
        Non cash loss from sale of equipment                                         0         10,157
        Noncash consulting fees and interest expense                                 0         57,390
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                             119,297        (19,984)
        (Increase) decrease in inventories                                     (89,692)        63,649
        (Increase) decrease in prepaid expenses and other current assets        (3,049)        (4,983)
        (Increase) decrease in deferred transaction costs                            0        (27,842)
         Increase (decrease) in accounts payable and accrued expenses         (237,770)       233,076
Increase (decrease) in other current liabilities                                     0              0
                                                                             ---------      ---------

Net cash used in operating activities                                         (674,774)      (229,357)
                                                                             ---------      ---------


Cash flows from investing activities:
    Purchases of equipment                                                     (71,203)      (133,252)
                                                                             ---------      ---------

Net cash used in investing activities                                          (71,203)      (133,252)
                                                                             ---------      ---------


Cash flows from financing activities:
    Proceeds from financing                                                    163,855        970,991
    Proceeds from notes receivable                                             658,303         (1,698)
    Payment of notes payable                                                  (115,266)      (729,245)
                                                                             ---------      ---------

Net cash provided by financing activities                                      706,892        240,048
                                                                             ---------      ---------

Net increase (decrease) in cash                                                (39,085)      (122,561)

Cash at beginning of period                                                     49,677        122,561


Cash at end of period                                                          $10,582             $0
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

Note 3 - Income Taxes

    No provision for income taxes has been made for the six months ended June 30, 1998 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at June 30, 1998. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at June 30, 1998.

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

     On June 30, 1998, the Company executed an agreement with TJ Holding Company, Inc., a wholly owned subsidiary of Triarc and Arby's, Inc. d/b/a/ Triarc (the "1998 Triarc Agreement") pursuant to which the Company will sell all of its rights and interests under the existing T.J. Cinnamons franchise agreements and will terminate the purchase agreement dated June 3, 1996 and the license agreement and management agreement entered into with Triarc and affiliates dated August 29, 1996. The Company will receive payments under the 1998 Triarc Agreement aggregating $4,000,000 to be paid as follows: $3,000,000 in cash and $1,000,000 in the form of a non-interest bearing promissory note payable over 24 months. The agreement further provides for a contingent additional payment of up to $1,000,000 conditioned on the Company's attainment of certain sales targets of T.J. Cinnamons products for the fiscal year ending December 31, 1998.

     On August 11, 1998 the Company's shareholders approved the 1998 Triarc Agreement, and a closing has been tentatively scheduled for the end of August 1998.

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

PART  I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Quarterly Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. As a result, potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

    RESULTS OF OPERATIONS (for the three and six month periods ended June 30, 1998 compared to the three and six month periods ended June 30, 1997).

    The following tables set forth the components of the Company's revenue:


                                          Three Months Ended June 30,
                                            1997             1998

    Wholesale sales                       $560,175        $1,266,701
    Company-owned bakery sales              43,175            36,584
    Royalties and licensing fees            61,759            30,000
                                        ----------        ----------
    Total Revenue                         $665,109        $1,333,285

                                           Six Months Ended June 30,
                                            1997             1998

    Wholesale sales                       $982,714        $2,490,697
    Company-owned bakery sales              94,558            72,114
    Royalties and licensing fees            83,555            60,000
                                        ----------        ----------
    Total Revenue                       $1,160,827        $2,622,811

         Wholesale sales increased by 126% to $1,266,701 for the three months ended June 30, 1997 from $560,175 for the three months ended June 30, 1996, and increased by 153% to $2,490,697 for the six months ended June 30, 1997 from $982,714 for the six months ended June 30, 1996. These sales increases were due to a continued expansion of the Company's distribution of its products to grocery stores, wholesale club stores and mass merchandisers. The Company is continuing to develop its wholesale sales in specific geographic areas through alliances with the following key food brokerage groups: (a) Le Grand Marketing, representing retail grocery stores California; (b) Food Scene, representing retail grocery stores in the New York tri-state area, (c) J & J Brokers, representing retail grocery stores in New England, (d) Priority Food Brokers, representing retail grocery stores in Maryland and Virginia, and (e) American Sales and Marketing, representing membership club stores nationwide and retail grocery stores in the mid-west. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company is focusing its marketing efforts on the following core products: (a) T.J. Cinnamons Gourmet Cinnamon Rolls and Gourmet Sticky Rolls;
(b) T.J. Cinnamons CinnaChips; (c) Gourmet Rugalach; (d) Gourmet Brownies sold under the Hershey's label; (e) Gourmet Bundt Cakes; (f) Gourmet specialty Cakes and (g) Layer Cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution

         The Company is currently selling products to the following accounts:
Ralphs Supermarkets, Food-4-Less Supermarkets, Luckys Supermarkets, H.E. Butt Supermarkets, Hughs Supermarkets, Kings Supermarkets, D'Agostinos Supermarkets, Walmart Super Centers, Costco Wholesale Clubs and Sams Wholesale Clubs.

         Company-owned bakery sales decreased by 15% to $36,584 for the three months ended June 30, 1998 from $43,175 for the three months ended June 30, 1997, and decreased by 24% to $72,114 for the six months ended June 30, 1998 from $94,558 for the six months ended June 30, 1997. These bakery sales decreases resulted from a decline in mall traffic due to a number of vacancies in the Poughkeepsie Galleria mall. In April 1997, the Company entered into a management agreement whereby the Poughkeepsie Galleria mall bakery will be operated with all cash deficits funded by the manager and all positive cash flow retained by the manager as a management fee. Pursuant to the terms of the 1998 Triarc Agreement, the Company closed the Poughkeepsie bakery in August 1998 and is negotiating a lease termination settlement agreement with the landlord. The lease term expires in June 2000.

         Royalty and licensing fee revenues decreased to $30,000 for the three months ended June 30, 1998 from $61,756 for the three months ended June 30, 1997, and decreased to $60,000 for the six months ended June 30 ,1998 from $83,555 for the six months ended June 30, 1997. These decreases in royalties and licensing fees resulted primarily from decreased franchise royalty collections due primarily from the closings of franchised retail bakeries.

         Cost of goods sold increased to $1,001,541 for the three months ended June 30, 1998 from $441,912 for the three months ended June 30, 1997, and increased to $1,986,839 for the six months ended June 30, 1998 from $797,123 for the six months ended June 30, 1997. These increases were primarily the result of the increased volume of product sales to supermarkets chains and membership club chains.

         Selling, general and administrative expenses decreased by 10% to $527,243 for the three months ended June 30, 1998 from $586,081 for the three months ended June 30, 1997, and increased by 17% to $1,134,179 for the six months ended June 30, 1998 from $971,760 for the six months ended June 30, 1997. The increases for the six months ended June 30, 1998 were primarily the result of increases in selling, general and administrative costs associated with the Company's manufacturing plant in Santa Ana, California and the selling and marketing expenses associated with the launch of the Company's product line to wholesale channels of distribution.

         Net interest expense for the three months ended June 30, 1998 was $99,247 as compared to net interest income for the three months ended June 30, 1997 of $8,857, and net interest expense for the six months ended June 30, 1998 was $105,577 as compared to net interest income for the six months ended June 30, 1997 of $31,618. This change in net interest expense resulted primarily from the loan fees and interest expense associated with the Gelt Financial Corporation line of credit and the line of credit provided to the Company by Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer.

         The loss from the sale of assets of $10,157 for the six months ended June 30, 1998 resulted from the write-off of leasehold improvements from the relocation of the Company's executive offices in Secaucus, New Jersey.

         Other income decreased to $0 for the three months ended June 30, 1998 from $8,820 for the three months ended June 30, 1997, and decreased to $0 for the six months ended June 30, 1998 from $63,936 for the six months ended June 30, 1997. The decreases in other income for the three and six months ended June 30, 1997 resulted from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had a working capital deficit of approximately $1,383,000. During the six months ended June 30, 1998, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues. These operating deficits experienced during the six months ended June 30, 1998 were funded by a credit line and short term loans provided to the Company by officers of the Company.

         The Company used net cash in operating activities in the amount of $229,357 for the six months ended June 30, 1998, as compared to $674,774 for the six months ended June 30, 1997. The Company used net cash in investing activities in the amount of $133,252 for the six months ended June 30, 1998, as compared to net cash used in investing activities in the amount of $71,203 for the six months ended June 30, 1997. The Company received net cash from financing activities in the amount of $240,048 for the six months ended June 30, 1998 as compared to net cash received from financing activities in the amount of $706,892 for the six months ended June 30, 1997.

         In June 1997, the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $400,000 secured by the Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. The credit line balance was $0 on June 30, 1998.

         In October 1997, the Company offered for sale units in a convertible preferred private placement with Commonwealth Associates acting as placement agent. This offering was to be held open to investors through January 1998, and was not consummated as orders for the minimum number of shares were not obtained. Without alternative sources of financing to fund the Company's operating deficit, in January 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, provided the Company with loans aggregating $282,500. In March 1998, based on the need for additional funding resulting from the receipt of large purchase orders from Walmart Super Centers, the previous Loccisano and Gottlich loans were repaid in full, and Messrs. Loccisano and Gottlich agreed to provide the Company with a credit line for up to $500,000 with interest payable quarterly at the applicable federal rate of 5.39% per annum. The credit line is required to be repaid within one year or such shorter period if the Company closes the 1988 Triarc Agreement described below. In consideration for providing this credit line facility, the Company granted Messrs. Loccisano and Gottlich an aggregate of 300,000 unregistered shares of Common Stock.

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

         On June 30, 1998, the Company executed an agreement with TJ Holding Company, Inc., a wholly owned subsidiary of Triarc Restaurant Group and Arby's, Inc. d/b/a/ Triarc Restaurant Group (the "1998 Triarc Agreement") pursuant to which the Company will sell all of its rights and interests under the existing T.J. Cinnamons franchise agreements and will terminate the purchase agreement dated June 3, 1996 and the license agreement and management agreement entered into with Triarc Restaurant Group and affiliates dated August 29, 1996. The Company will receive payments under the 1998 Triarc Agreement aggregating $4,000,000 to be paid as follows: $3,000,000 in cash and $1,000,000 in the form of a non-interest bearing promissory note payable over 24 months. The agreement further provides for a contingent additional payment of up to $1,000,000 conditioned on the Company's attainment of certain sales targets of T.J. Cinnamons products for the fiscal year ending December 31, 1998. On August 11, 1998 the Company's shareholders approved the 1998 Triarc Agreement, and a closing has been tentatively scheduled for the end of August 1998.

         In July 1998 the Company borrowed $150,000 from Gelt Financial Corporation. Such loan bears interest at the rate of 5% above the prime rate. The loan is secured by all the payments due the Company under the purchase agreement dated June 3, 1996 entered into with Triarc Restaurant Group. In order to induce Gelt Financial Corporation to enter into this loan, the Company paid Gelt Financial Group a placement fee in the amount of $15,625 and agreed to issue Gelt Financial Group 15,000 shares of the Company's unregistered common stock. This loan will be repaid out of the proceeds of the 1998 Triarc Agreement.

         In August 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, provided the Company with a short term bridge loan in the amount of $100,000. The terms of the loan provide for a loan fee of 5% representing the initial loan fees and interest on the loan. These loans will be repaid out of the proceeds of the 1998 Triarc Agreement.

         The Company anticipates that the net proceeds from the 1998 Triarc Agreement, together with its anticipated lines of credit, and the Company's anticipated cash from operations, should be sufficient to satisfy the Company's cash needs through June 30, 1999. Should demand for the Company's products be greater than anticipated, the Company might find it necessary to seek additional financing or to reduce planned expenditures on marketing and product expansion if sufficient financing cannot be obtained or obtained timely or on terms acceptable to the Company.

         Following consummation of the 1998 Triarc Agreement, the Company will continue to manufacture and distribute gourmet bakery products to the retail grocery and food service trade. However, following the termination of the wholesale license agreement on December 31, 1998, the Company will no longer manufacture and sell T.J. Cinnamons branded products, which represent 75% of wholesale sales for the fiscal year ended December 31, 1997 and 61 % of wholesale sales for the six months ended June 30, 1998. In addition, the Company will no longer be entitled to any further payments under the purchase agreement dated June 3, 1996 and the license agreement entered into with Triarc Restaurant Group and affiliates dated August 29, 1996.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

                  Not Applicable

Item 2.  Changes in Securities

                  None

Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.  Other Information

                  Pursuant to recent amendments to the proxy rules under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the Company's stockholders are notified that the deadline for providing the Company timely notice of any stockholder proposal to be submitted outside of the Rile 14a-8 process for consideration at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting") will be not less than 60 days nor more than 90 days prior to the Annual Meeting, provided that if less than 70 days notice of prior public disclosure of the Annual Meeting date is given, notice by stockholders must be received not later than the close of business on the 10th. day following the day on which notice of the Annual Meeting was mailed or public disclosure thereof made, which ever occurs first. As to all such matters which the Company does not have notice on or prior to the applicable time frame set forth above, shall not be considered or voted upon at the Meeting. With respect to Rule 14a-8 requirements applicable to inclusion of stockholder proposals in the Company's proxy materials related to the Annual Meeting, stockholder proposals regarding the Annual Meeting must be submitted to the Company at its offices at One Harmon Plaza, Secaucus, New Jersey 07094 within 120 days of the mailing date for the 1998 Annual Meeting of Stockholders, or March 17, 1999 (or if the Annual Meeting date is changes by more than 30 days from the 1998 Annual Meeting date, a reasonable time prior to the Company's printing and mailing of proxy materials), to receive consideration for inclusion in the Company's 1999 proxy materials. Any such proposal must also comply with proxy rules under the Exchange Act.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           The following exhibits are filed herewith.

                  Exhibit Number            Description

                              27            Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           On July 9, 1998 the Company filed a Current Report on Form 8-K disclosing the Company's execution of a definitive agreement with TJ Holding Company, Inc. and Arby's, Inc. regarding the sale of certain assets, including the T.J. Cinnamons franchise agreements, and the termination of the purchase agreement dated June 3, 1996 and the license agreement and management agreement entered into with Triarc Restaurant Group dated August 29, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                   Paramark Enterprises, Inc.




Dated: August 14, 1998             By:  /s/ Charles N. Loccisano
                                   Charles N. Loccisano,
                                   Chairman and Chief Executive Officer




                                   By: /s/ Alan S. Gottlich
                                   Alan S. Gottlich,
                                   President and Chief Financial Officer
                                   (Principal Accounting Officer)