Form 10QSB
period 1998-09-30
PARAMARK ENTERPRISES INC
filed 1998-11-12
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998 .

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT
          For the transition period from _____________ to _____________

                         Commission file number 0-23026

                           Paramark Enterprises, Inc.
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                   22-3261564
    ------------------------------------------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification
 of incorporation or organization)          No.)

                 One Harmon Plaza, Secaucus, New Jersey 070940
    ------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-422-0910
    ------------------------------------------------------------------------
                 (Issuer's telephone number including area-code)


    ------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

    Common Stock, $.01 par value - 3,373,083 shares as of November 14, 1998.

Transitional Small Business disclosure Format (check one):
         Yes ___    No  _X_

                            Paramark Enterprises Inc.


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS                                      PAGE

         Balance Sheets at December 31, 1997 and                              3
         September 30, 1998.

         Statements of Operations for the three and nine                      4
         months ended September 30, 1997 and September 30, 1998.

         Statements of Cash Flows for the three and nine                      5
         months ended September 30, 1997 and September 30, 1998.

         Notes to Financial Statements                                        6


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        9

PART II

Item 1   Legal Proceedings                                                   15

Item 2   Changes in Securities                                               15

Item 3   Defaults upon Senior Securities                                     15

Item 4   Submission of Matters to a Vote
            of Security Holders                                              15

Item 5   Other Information                                                   16

Item 6   Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                   17

PART I - FINANCIAL INFORMATION   ITEM 1 - FINANCIAL STATEMENTS


                           PARAMARK ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   December 31,       September 30,
                                                                       1997               1998
                                                                    (Audited)          (Unaudited)
ASSETS

Current Assets:
  Cash                                                             $   122,561         $ 1,059,761
  Accounts receivable, less allowance for doubtful accounts            259,271             290,555
  Notes receivable - current maturities                                 69,837             500,000
  Inventory                                                            234,822             244,429
  Prepaid expenses and other current assets, net                        35,291              73,418
                                                                   -----------         -----------
        Total current assets                                           721,782           2,168,163

Notes receivable, net of current portion                                     0             500,000
Property and equipment                                                 453,296             516,210
Excess of cost over fair value of net assets acquired                  476,667                   0
                                                                   -----------         -----------

    Total Assets                                                   $ 1,651,745         $ 3,184,373
                                                                   ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                          $ 1,142,415         $   689,724
    Current maturities of long-term debt                               258,545              72,546
                                                                   -----------         -----------
    Total current liabilities                                        1,400,960             762,270

Long-term debt, net of current maturities                               69,460                   0
                                                                   -----------         -----------

    Total liabilities                                                1,470,420             762,270
                                                                   -----------         -----------


STOCKHOLDERS' EQUITY

Preferred Stock                                                              0                   0
Common Stock                                                            30,702              33,740
Additional paid-in capital                                           6,759,352           6,813,705
Accumulated deficit                                                 (6,608,729)         (4,425,342)
                                                                   -----------         -----------
    Total stockholders' equity                                         181,325           2,422,103
                                                                   -----------         -----------

    Total Liabilities and Stockholders' Equity                     $ 1,651,745         $ 3,184,373
                                                                   ===========         ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                        For the Three Months              For the Nine Months
                                                         Ended September 30,               Ended September 30,
                                                       1997              1998            1997              1998
Revenue:
    Wholesale sales                                $ 1,589,638      $   876,811      $ 2,572,352      $ 3,367,508
    Sales from Company-owned stores                     48,422           14,113          143,000           86,227
    Royalties and licensing fees                        18,311           20,000          101,866           80,000
                                                   -----------      -----------      -----------      -----------
        Total revenue                                1,656,391          910,925        2,817,218        3,533,736

Operating expenses:
    Cost of goods sold                               1,276,030          829,497        2,073,153        2,816,336
    Bakery selling, general and administrative         182,020          164,631          560,617          754,612
Corporate selling, general and administrative          273,721          270,833          866,884          815,031
                                                   -----------      -----------      -----------      -----------
        Total operating expenses                     1,731,770        1,264,960        3,500,654        4,385,978
                                                   -----------      -----------      -----------      -----------
Loss from operations                                   (75,379)        (354,035)        (683,436)        (852,242)
                                                   -----------      -----------      -----------      -----------

Other income (expense):
    Interest income (expense), net                     (13,277)         (42,012)          18,341         (147,589)
    Income tax expense                                 (12,597)               0          (12,597)               0
    Loss from relocation of bakery                           0         (129,192)               0         (129,192)
    Gain from sale of assets                                 0        3,322,567                0        3,312,410
    Other income                                            15                0           63,592                0
                                                   -----------      -----------      -----------      -----------
        Total other income (expense)                   (25,859)       3,151,363           69,696        3,035,629
                                                   -----------      -----------      -----------      -----------

Net income (loss)                                  ($  101,238)     $ 2,797,328      ($  613,740)     $ 2,183,387
                                                   ===========      ===========      ===========      ===========


Net income (loss) per common share                 ($     0.03)     $      0.86      ($     0.20)     $      0.67
                                                   ===========      ===========      ===========      ===========


Weighted average number of
    common shares outstanding                        3,070,083        3,257,246        3,070,083        3,257,246
                                                   ===========      ===========      ===========      ===========

                       SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                         1997                1998
Cash flow from operating activities:
    Net income (loss)                                                ($  512,501)        $ 2,183,387
Adjustments to reconcile net income (loss) to net cash from
    operating activities:
        Depreciation and amortization                                     48,941             107,827
        Gain from sale of assets                                               0          (3,312,410)
        Non cash loss from sale of assets                                      0               1,406
        Non cash loss from relocation of bakery                                0              20,499
        Net write-off of receivable resulting from asset sale                  0             (26,845)
        Noncash consulting fees and interest expense                           0              57,390
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                       119,297             (31,284)
        (Increase) decrease in inventories                               (89,692)             (9,607)
        (Increase) decrease in prepaid expenses and
           other current assets                                           (3,049)            (38,126)
        Increase (decrease) in accounts payable and
           accrued expenses                                             (237,770)           (452,691)
        Increase (decrease) in other current liabilities                       0                   0
                                                                     -----------         -----------

Net cash used in operating activities                                   (674,774)         (1,500,454)
                                                                     -----------         -----------


Cash flows from investing activities:
    Proceeds from sale of assets                                               0           2,798,052
    Purchases of equipment                                               (71,203)           (174,775)
                                                                     -----------         -----------

Net cash provided by (used in) investing activities                      (71,203)          2,623,277
                                                                     -----------         -----------


Cash flows from financing activities:
    Proceeds from financing                                              163,855           1,315,893
    Proceeds from notes receivable                                       658,303              69,837
    Payment of notes payable                                            (115,266)         (1,571,353)
                                                                     -----------         -----------

Net cash provided by (used in) financing activities                      706,892            (185,623)
                                                                     -----------         -----------

Net increase (decrease) in cash                                          (39,085)            937,200

Cash at beginning of period                                               49,677             122,561
                                                                     -----------         -----------


Cash at end of period                                                $    10,582         $ 1,059,761
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

Note 2 - Net Income (Loss) Per Common Share

    Net income  (loss) per common  share is  calculated  by dividing  net income
    (loss) by the weighted average number of shares of common stock outstanding for each period presented. For purposes of the 1997 computations, shares issuable upon the exercise of all common stock purchase options and warrants outstanding have been excluded from the computation of weighted average shares outstanding since their effect is antidilutive. For purposes of the 1998 computations, shares issuable upon the exercise of all common stock purchase options and warrants outstanding with exercise prices below the market price, have been included in the weighted average number of shares outstanding utilizing the treasury stock method.

Note 3 - Income Taxes

    No provision for income taxes has been made for the nine months ended September 30, 1998 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 1998. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at September 30, 1998.

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

    In August 1998, the Company closed an agreement with TJ Holding Company, Inc., a wholly owned subsidiary of Triarc and Arby's, Inc. d/b/a/ Triarc (the "1998 Triarc Agreement") pursuant to which the Company sold all of its rights and interests under the existing T.J. Cinnamons franchise agreements and terminated the purchase agreement dated June 3, 1996 and the license agreement and management agreement entered into with Triarc and affiliates dated August 29, 1996. The Company received payments under the 1998 Triarc Agreement aggregating $4,000,000 of which $3,000,000 was paid in cash and $1,000,000 in the form of a non-interest bearing promissory note payable over 24 months. The agreement further provides for a contingent additional payment of up to $1,000,000 conditioned on the Company's attainment of certain sales targets of T.J. Cinnamons products for the fiscal year ending December 31, 1998.

Note 5 - Short Term Financing

    In September 1997 the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $400,000 secured by Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. The credit line had a zero balance on September 30, 1998.

     In March 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer and Alan Gottlich, the Company's President and Chief Financial Officer provided the Company with a credit line in the amount of $500,000. The credit line is required to be repaid within one year, with interest payable quarterly at the rate of 5.39% per annum. In consideration for the credit line, Messrs. Loccisano and Gottlich were granted an aggregate of 300,000 shares of the Company's common stock. This credit line was repaid in full out of the proceeds of the 1998 Triarc Agreement.

PART  I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Quarterly Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including: history of operating losses and operating cash flow deficits; potential loss of wholesale sales resulting from the 1998 Triarc Agreement; possible need for additional financing; dietary trends and consumer preferences; competition; management of growth; limited manufacturing and warehouse facilities; dependence on major customers; dependence upon key and other personnel; government regulations; insurance and potential liability; lack of liquidity; volatility of market price of the Company's common stock and warrants; possible adverse effect of penny stock rules on liquidity of the Company's securities; dividend policy and control by directors and executive officers. Any of the aforementioned risks and uncertainties could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. As a result, potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

    Cash increased to $1,059,761 on September 30, 1998 from $122,561 on December 31, 1997. Notes receivable - current maturities as of September 30, 1998 increased to $500,000 from $69,837 on December 31, 1997. Notes receivable - net of current maturities as of September 30, 1998 increased to $500,000 from $0 on December 31, 1997. These increases in cash and notes receivable reflect the proceeds received from the sale of certain assets under the 1998 Triarc Agreement as more fully discussed in Note 4 to the unaudited financial statements.

    Total liabilities decreased by $708,150 on September 30, 1997 to $762,270 from $1,470,420 on December 31, 1997. These decreases in total liabilities reflect repayments of outstanding indebtedness out of the proceeds received from the sale of certain assets under the 1998 Triarc Agreement as more fully discussed in Note 4 to the unaudited financial statements.

RESULTS OF OPERATIONS (for the three and nine month periods ended September 30, 1998 compared to the three and nine month periods ended September 30, 1997).

The following tables set forth the components of the Company's revenue:

                             Three Months Ended September 30,
                                   1997             1998

Wholesale sales                  $1,589,638     $  876,811

Company-owned bakery sales           48,422         14,113
Royalties and licensing fees         18,311         20,000
                                 ----------     ----------
Total Revenue                    $1,656,391     $  910,925

                               Nine Months Ended September 30,
                                    1997             1998

Wholesale sales                  $2,572,352     $3,367,508
Company-owned bakery sales          143,000         86,227
Royalties and licensing fees        101,866         80,000
                                 ----------     ----------
Total Revenue                    $2,817,218     $3,533,736


     Wholesale sales decreased by 45% to $876,811 for the three months ended September 30, 1998 from $1,589,638 for the three months ended September 30, 1997, and increased by 31% to $3,367,508 for the nine months ended September 30, 1998 from $2,572,352 for the nine months ended September 30, 1997. The sales decreases for the three months ended September 30, 1998 were primarily the result of decreased orders received from SAMS Wholesale Clubs for the Company's Cinnachip products. The sales increases for the nine months ended September 30, 1997 were due to a continued expansion of the Company's distribution of its products to grocery stores, wholesale club stores and mass merchandisers. The Company is continuing to develop its wholesale sales through alliances with Le Grand Marketing, representing retail grocery stores and American Sales and Marketing, representing membership club stores nationwide. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company is focusing its marketing efforts on the following core products: (a) T.J. Cinnamons Gourmet Cinnamon Rolls and Gourmet Sticky Rolls; (b) T.J. Cinnamons CinnaChips; (c) Gourmet Rugalach; (d) Gourmet Brownies sold under the Hershey's label; (e) Gourmet Bundt Cakes; (f) Gourmet Specialty Cakes and (g) Layer Cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution. Based on the terms of the 1998 Triarc Agreement, the Company's license agreement with Triarc pursuant to which it is licensed to manufacture and sell "T.J. Cinnamons" branded products expires on December 31, 1998. During the nine months ended September 30, 1998, sales of T.J. Cinnamons branded products represented 53.5% of the Company's wholesale sales.

     The Company is currently selling products to the following accounts: Ralphs Supermarkets, Food-4-Less Supermarkets, Luckys Supermarkets, H.E. Butt Supermarkets and Kings Supermarkets and SAMS Wholesale Clubs. During the nine months ended September 30, 1998, sales to Ralphs Supermarkets represented 60% of the Company's wholesale sales.

     Company-owned bakery sales decreased by 71% to $14,113 for the three months ended September 30, 1998 from $48,422 for the three months ended September 30, 1997, and decreased by 40% to $86,227 for the nine months ended September 30, 1998 from $143,000 for the nine months ended September 30, 1997. These bakery sales decreases resulted from the closing of the Company's retail bakery located in the Poughkeepsie Galleria Mall in August 1998. The closing of this bakery was required under the terms of the 1998 Triarc Agreement.

     Royalty and licensing fee revenues increased by 9.2% to $20,000 for the three months ended September 30, 1998 from $18,311 for the three months ended September 30, 1997 and decreased by 21.5% to $80,000 for the nine months ended September 30 ,1998 from $101,866 for the nine months ended September 30, 1997. The decreases in royalties and licensing fees for the nine months ended September 30, 1998 resulted primarily from decreased franchise royalty collections. Pursuant to the terms of the 1998 Triarc Agreement, the Company sold all its interests as franchisor in the T.J. Cinnamons franchise agreements, and as a result, will not receive any royalty fees following the closing in August 1998.

     Cost of goods sold decreased by 35% to $829,497 for the three months ended September 30, 1998 from $1,276,030 for the three months ended September 30, 1997 resulting from decreased wholesale sales, and increased by 35.8% to $2,816,336 for the nine months ended September 30, 1998 from $2,073,153 for the nine months ended September 30, 1997 resulting from an increased volume of wholesale sales to supermarkets chains and membership club chains.

     Bakery selling, general and administrative expenses decreased by 9.5% to $164,631 for the three months ended September 30, 1998 from $182,020 for the three months ended September 30, 1997 resulting from decreases in bakery selling, general and administrative expenses associated with a lower volume of wholesale sales, and increased 34.6% to $754,612 for the nine months ended September 30, 1998 from $560,617 for the nine months ended September 30, 1997 resulting from increases in selling, general and administrative expenses associated with a higher volume of wholesale sales.

     Corporate selling, general and administrative expenses decreased by 1.0% to $270,833 for the three months ended September 30, 1998 from $273,721 for the three months ended September 30, 1997, and decreased by 6.0% to $815,031 for the nine months ended September 30, 1998 from $866,884 for the nine months ended September 30, 1997. These decreases were primarily the result of the implementation of a corporate cost reduction plan including the relocation of the Company's executive offices and a reduction in corporate payroll.

     Net interest expense for the three months ended September 30, 1998 was $13,277 as compared to net interest expense for the three months ended September 30, 1997 of $42,012, and net interest expense for the nine months ended September 30, 1998 was $147,589 as compared to net interest income for the nine months ended September 30, 1997 of $18,341. These increases in net interest expense resulted primarily from the loan fees and interest expense from increased borrowings consisting of the line of credit provided by Gelt Financial Corporation and the line of credit provided to the Company by Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer.

     Income tax expense in the amount of $12,597 for the three and nine months ended September 30, 1997 were primarily the result of alternative minimum taxable income resulting from the sale of assets to Triarc in 1996.

     Loss from relocation of bakery in the amount of $129,192 for the three and nine months ended September 30, 1998 were the result of costs incurred in connection with the relocation of the Company's commercial bakery facility from Santa Ana, California to El Cajon, California in June 1998. This relocation was the result of the expiration of the term of the Santa Ana, California lease.

     Gain from sale of assets in the amount of $3,312,410 for the three and nine months ended September 30, 1998 represents the one time gain resulting from the sale of assets pursuant to the 1998 Triarc Agreement in August 1998.

     Other income decreased to $0 for the three months ended September 30, 1998 from $15 for the three months ended September 30, 1997, and decreased to $0 for the nine months ended September 30, 1998 from $63,592 for the nine months ended September 30, 1997. The other income for the three and nine months ended September 30, 1997 resulted from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had a working capital balance of approximately $1,405,900. During the nine months ended September 30, 1998, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues. These operating deficits experienced during the nine months ended September 30, 1998 were funded by a credit line provided to the Company by officers of the Company and a loan from Gelt Financial Corporation. Both of these loans were repaid in full out of the proceeds of the 1998 Triarc Agreement.

     The Company used net cash in operating activities in the amount of $1,500,454 for the nine months ended September 30, 1998, as compared to $674,774 for the nine months ended September 30, 1997. The Company received net cash from investing activities in the amount of $2,623,277 for the nine months ended September 30, 1998, as compared to net cash used in investing activities in the amount of $71,203 for the nine months ended September 30, 1997. The Company used net cash in financing activities in the amount of $185,623 for the nine months ended September 30, 1998 as compared to net cash received from financing activities in the amount of $706,892 for the nine months ended September 30, 1997.

     In September 1997, the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $400,000 secured by the

Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. The credit line balance was $0 on September 30, 1998.

     In October 1997, the Company offered for sale units in a convertible preferred private placement with Commonwealth Associates acting as placement agent. This offering was to be held open to investors through January 1998, and was not consummated as orders for the minimum number of shares were not obtained. Without alternative sources of financing to fund the Company's operating deficit, in January 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, provided the Company with loans aggregating $282,500. In March 1998, based on the need for additional funding resulting from the receipt of large purchase orders from Walmart Super Centers, the previous Loccisano and Gottlich loans were repaid in full, and Messrs. Loccisano and Gottlich agreed to provide the Company with a credit line for up to $500,000 with interest payable quarterly at the applicable federal rate of 5.39% per annum. The credit line is required to be repaid within one year or such shorter period if the Company closes the 1988 Triarc Agreement described below. In consideration for providing this credit line facility, the Company granted Messrs. Loccisano and Gottlich an aggregate of 300,000 unregistered shares of Common Stock. These credit lines were repaid in full out of the proceeds of the 1998 Triarc Agreement.

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

     In July 1998 the Company borrowed $150,000 from Gelt Financial Corporation. Such loan bears interest at the rate of 5% above the prime rate. The loan is secured by all the payments due the Company under the purchase agreement dated September 3, 1996 entered into with Triarc Restaurant Group. In order to induce Gelt Financial Corporation to enter into this loan, the Company paid Gelt Financial Group a placement fee in the amount of $15,625 and agreed to issue Gelt Financial Group 15,000 shares of the Company's unregistered common stock. This loan was repaid in full out of the proceeds of the 1998 Triarc Agreement.

     In August 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, provided the Company with short term bridge loans aggregating $100,000. These loans provided for a loan fee of 5% representing the initial loan fees and interest on the loan. These loans were repaid in full out of the proceeds of the 1998 Triarc Agreement.

     In August 1998, the Company closed an agreement with TJ Holding Company, Inc., a wholly owned subsidiary of Triarc Restaurant Group and Arby's, Inc. d/b/a/ Triarc Restaurant Group (the "1998 Triarc Agreement") pursuant to which the Company sold all of its rights and interests under the existing T.J. Cinnamons franchise agreements and will terminate the purchase agreement dated September 3, 1996 and the license agreement and management agreement entered into with Triarc Restaurant Group and affiliates dated August 29, 1996. The Company received payments under the 1998 Triarc Agreement aggregating $4,000,000 of which $3,000,000 was paid in cash and $1,000,000 was paid in the form of a non-interest bearing promissory note payable over 24 months. The agreement further provides for a contingent additional payment of up to $1,000,000 conditioned on the Company's attainment of certain sales targets of T.J. Cinnamons products for the fiscal year ending December 31, 1998.

     The Company has an interoffice network of personal computers operating under a Novell network. All of the Company's PC's utilize the Windows 95 operating system and the Company runs its accounting system on MAS 90. The Company recently retained outside computer consultants to upgrade its network system to address Year 2000 issues including upgrading the MAS 90 accounting system and other spreadsheet and word processing programs. The upgrades were completed and tested in September 1998 at a cost of approximately $6,000. The Company believes that as a result of these upgrades, its computer systems are Year 2000 compliant.

     As part of its Year 2000 compliance program, the Company will contact and survey all of its vendors and suppliers with whom the Company does a material amount of business to determine whether these parties' systems are subject to Year 2000 issues. The failure of the Company's vendors and suppliers to convert their systems on a timely basis may have a material adverse effect on the Company's operations. The Company is in the process of developing a contingency plan in the even these vendors and suppliers are not Year 2000 compliant on a timely basis.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings

          From time to time, the Company is involved as plaintiff or defendant in various legal proceedings arising in the normal course of its business. While the ultimate outcome of these various legal proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these legal actions should not have a material effect on the Company's financial position, results of operations or liquidity.

Item 2.   Changes in Securities and Use of Proceeds

          In July 1998, the Company borrowed 150,000 from Gelt Financial Corporation. Under the terms of the loan arrangement, in order to induce Gelt Financial Corporation to enter into this loan, the Company issued 15,000 shares of its common stock to Gelt Financial Corporation. The Company claimed exemption from registration of these securities under Section 4(2) of the Securities Act of 1933, as amended.

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's Annual Meeting of Stockholders (the "Meeting") was held on August 11, 1998. The following is a description of the matters submitted to stockholders for their approval at the Meeting and the votes cast with respect thereto:

          Proposal                                             Votes Cast
                                                            For        Withheld
     1.   Election of directors for one year terms:
               Charles N. Loccisano                      2,668,840      325,350
               Alan S. Gottlich                          2,668,840      325,350
               Philip Friedman                           2,668,840      325,350
               Paul Bergrin                              2,668,840      325,350

     2. To (a) approve amendments to the Company's 1996 Amended and Restated Stock Option Plan which increases the number of shares issuable under the 1996 Stock Option Plan by 500,000 shares to 1,000,000 shares, and (b) ratify the class of employees which may receive shares pursuant to the 1996 Stock Option Plan.

                                                               Broker
                For           Against        Abstain           Non-votes
              1,891,856       394,948         300               707,086

     3. To consider and vote upon the proposed sale of certain assets of the Company, including the T.J. Cinnamons franchise agreements, and the termination of the purchase agreement dated June 3, 1996 and the license agreement and management agreement entered into with Triarc Restaurant Group and affiliates on August 29, 1996 in consideration of $3,000,000 in cash, $1,000,000 in the form of a non-interest bearing promissory note, and additional contingent payments of up to $1,000,000 pursuant to the terms and conditions of the Agreement between and among Paramark Enterprises, Inc., TJ Holding Company, Inc., a subsidiary of Triarc Restaurant Group, and Arby's, Inc. dated June 30,1998.

                For           Against         Abstain           Non-votes
              2,283,204        2,900           1,000             707,086

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

               The  following exhibits are filed herewith.

     Exhibit Number             Description

           27            Financial Data Schedule

          (b)  Reports on Form 8-K.

               On July 9, 1998 the Company filed a Current Report on Form 8-K disclosing the Company's execution of a definitive agreement with TJ Holding Company, Inc. and Arby's, Inc. regarding the sale of certain assets, including the T.J. Cinnamons franchise agreements, and the termination of the purchase agreement dated September 3, 1996 and the license agreement and management agreement entered into with Triarc Restaurant Group dated August 29, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                           Paramark Enterprises, Inc.




Dated: November 12, 1998      By:  /s/ Charles N. Loccisano
                                   ---------------------------------------------
                                   Charles N. Loccisano,
                                   Chairman and Chief Executive Officer
                                   (Chief Executive Officer)



                               By:  /s/ Alan S. Gottlich
                                   ---------------------------------------------
                                    Alan S. Gottlich,
                                    President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)