Form 10KSB
period 1998-12-31
PARAMARK ENTERPRISES INC
filed 1999-03-29
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES  EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998.
                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-23026

                           PARAMARK ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                 22-3261564
  (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


           One Harmon Plaza
         Secaucus, New Jersey                            07094
         (Address of principal                         (Zip Code)
           executive offices)

Registrant's telephone number including area code: (201) 422-0910

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
                                (Title of Class)

                                Class A Warrants
                                (Title of Class)

                                Class B Warrants
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. Yes X No

         The issuer's revenues for the fiscal year ended December 31, 1998 were $4,575,668.

         As of March 17, 1999, there were 3,373,883 shares of Common Stock, 1,453,000 Class A Warrants, and 557,750 Class B Warrants outstanding. Based on the average high and low bid prices of the Common Stock on March 17, 1999, the approximate aggregate market value of Common Stock held by non-affiliates was $ 1,370,000 (1).


                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 1999 Definitive Proxy Statement, which statement will be filed not later that 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

         Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, and the Registrant's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1995, December 31, 1996 and December 31, 1997 as listed in response to Item 13(a)(2).

   Transitional Small Business Disclosure Format (check one):  Yes      No   X


(1) The aggregate dollar value of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the average of the high and low bid prices for the Company's Common Stock on March 25, 1999. The information provided shall in no way be construed as an admission that any officer, director or 10% stockholder in the Company may or may not be deemed an affiliate of the Company, or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for recordkeeping purposes of the Securities and Exchange Commission.

                                     PART I

ITEM 1. BUSINESS

General

         For a discussion of certain factors which should be considered in evaluating the Company and its business, see "Risk Factors".

         Paramark Enterprises, Inc., formerly T.J. Cinnamons, Inc. (the "Company"), a Delaware corporation was originally formed in December 1985. The Company was one of the first operators and franchisors in the United States of retail bakeries specializing in gourmet cinnamon rolls and related products. Current management acquired the Company from its founders in 1992, subsequently sold the T.J. Cinnamons retail bakeries and franchise system in 1996 to Triarc Restaurant Group, and developed the Company into a wholesale manufacturer and distributor of specialty bakery products. The Company's Common Stock, Class A Warrants and Class B Warrants are publicly traded on the OTC Bulletin Board under the symbols "TJCI", "TJCIW", and "TJCIZ"

         The Company currently owns and operates an approximately 18,000 square foot bakery production facility in El Cajon, California, and distributes its products through wholesale channels of distribution throughout the United
States. The Company's business plan is centered on building sales and distribution by implementing three interrelated strategies: (1) expand opportunities to offer the Company's specialty bakery products in supermarkets and other grocery outlets, (2) explore opportunities to offer the Company's products in alternative forms of distribution including mass merchandisers, food service, convenience stores, vending outlets, airline catering and food service environments, and (3) continue to expand the sales and distribution of T.J. Cinnamons branded products focusing primarily on the unique T.J. Cinnamons CinnaChips pursuant to a licensing agreement with Triarc Restaurant Group.

         The Company is currently selling its line of products in approximately 1,500 supermarket and wholesale club stores including Ralphs Supermarkets, Walmart Super Centers, Lucky's Supermarkets, H.E. Butt Supermarkets, Giant Supermarkets, Sams Wholesale Club's and Costco Wholesale Club's. During the fiscal year ended December 31, 1998, approximately 85% of the Company's sales were to Ralph's Supermarkets and Walmart. See "Risk Factors Dependence on Major Customers."

         The Company's products include: (a) "T.J. Cinnamons" branded cinnamon rolls and CinnaChips, and (b) a full line of specialty gourmet bakery products including rugalach sold in four flavor varieties, bundt cakes sold in four flavor varieties, upside down pineapple cakes, pull-apart cakes, chocolate brownies branded under the Hershey's label, 7" chocolate and white iced layer cakes, 4" mini chocolate and white iced layer cakes, 1/4" chocolate and white iced sheet cakes, cobblers, assorted Danish and other specialty bakery products.

         Management believes that the Company is favorably positioned to participate in a growing trend among supermarket chain's in-store bakeries to discontinue on-premises baking, and to purchase products that are made off premises and delivered to them frozen. After delivery, such products are thawed, date coded, and placed on the shelves for sale to customers. This "thaw and sell" strategy eliminates the need to employ experienced bakers, and develop extensive cost control systems and operating systems to ensure quality and consistency of bakery products, all of which are extremely costly.

         The Company's executive offices are located at One Harmon Plaza, Secaucus, New Jersey 07094 and its telephone number is (201) 422-0910.

         The Triarc Transactions. In August 1996, the Company sold to Arby's, Inc. d/b/a/ Triarc Restaurant Group ("Triarc") certain of its operating assets, comprised of the "T.J. Cinnamons" and other related trade names, trademarks, service marks, logos, signs, emblems, distinctive recipes, secret formulas and technical information ( the "Intellectual Property"), and also assigned to it various manufacturer and distributor agreements.

         In consideration for the sale of the Intellectual Property, the Company received (i) a 99 year royalty free license to produce and sell T.J. Cinnamons branded products through wholesale channels of distribution (see below), and
(ii) a base purchase price of $3,540,000, with $1,790,000 paid at the closing, $1,650,000 paid in the form of a 15 month promissory note, and $100,000 paid in the form of a 24 month promissory note. In addition, the transaction provided for contingent additional payments of up to $5.5 million over time dependent upon the amount of T.J. Cinnamons product sales by Triarc exceeding a minimum base system wide sales of $26.3 million.

         Under the terms of the Triarc license agreement, Triarc granted the Company the rights to use the Intellectual Property for (a) the sale of certain T.J. Cinnamons branded products to supermarket chains approved by Triarc, and
(b) to continue to operate a T.J. Cinnamons bakery located in Poughkeepsie, New York. The Company also continued to act as franchisor under the existing T.J. Cinnamons franchise agreements, although day-to-day management responsibilities were assumed by Triarc pursuant to a management agreement. The term of the license agreement aggregated 99 years, consisting of an initial term of 20 years, together with three 20 year renewal options, and one 19 year renewal option. Each renewal option is subject to the Company's compliance with the terms of the license agreement and executing a general release in favor of Triarc.

         In August 1998, the Company restructured its agreements with Triarc and entered into a new agreement pursuant to which the Company sold all of its rights and interests under the existing T.J. Cinnamons franchise agreements, terminated the purchase agreement with Triarc dated June 3, 1996 which provides for contingent additional payments of up to $5.5 million, and terminated the 99 year royalty free license agreement and management agreement entered into with Triarc and affiliates dated August 29, 1996. Under the terms of this 1998 agreement with Triarc, the Company received payments aggregating $4,000,000 of which $3,000,000 was paid in cash at closing and $1,000,000 was tendered in the form of a noninterest bearing promissory note payable over 24 months. The Triarc agreement further provided for a contingent additional payment of up to $1,000,000 conditioned upon the Company's attainment of certain sales targets of T.J. Cinnamons products for the fiscal year ended December 31, 1998. Based on actual sales for the fiscal year ended December 31, 1998, the Company did not meet these sales targets and as a result, the Company did not receive any of the conditional additional payments under the Triarc agreement.

         The Company is continuing to manufacture and sell T.J. Cinnamons products pursuant to a short term license agreement with Triarc. This license agreement allows the Company to sell certain products to approved supermarket accounts based on a 5% royalty on net sales with an original term which expired on December 31, 1998. Triarc has granted the Company two 3 month extensions of the term of this license agreement through June 30, 1999, and the Company anticipates that Triarc will continue to renew this license agreement at the end of its current term. In addition, the Company is currently negotiating a license agreement with Triarc whereby the Company will be licensed to market and sell CinnaChips in bags (similar to bagel chips and cookies) for distribution to mass merchandisers, food service outlets, convenience stores, vending outlets and airline catering. For the fiscal year ending December 31, 1998, sales of T.J. Cinnamons branded products accounted for approximately 47% of the Company's total wholesale sales. See "Risk Factors - Potential Loss of Wholesale Sales Resulting from a Termination of the Triarc License Agreement."

         Industry Overview. There are 8,000 supermarket companies operating 24,000 in-store bakeries and generating annual sales in excess of $15 billion. Growth can attributed to the addition of new stores and the entry of mass merchandisers such as Wal-Mart and Kmart into the grocery industry. Though gross profit margins remain high for the in-store bakeries, 1997 saw a decline of gross profit margins to 51.8% down from 52.3% in 1996. This decline can be attributed to the increased use of finished baked goods in the in-store bakery departments. Management believes that these trends in the supermarket bakery industry will provide the Company with an opportunity for growth.

         The "sweet goods" and "cookie" categories each represent 7.9% of the industry-wide bakery sales and combined represent 15.8% of such sales. As this industry grows and as the need for high quality value-added products increases, the Company believes that manufacturers who position themselves as leaders in the upscale, gourmet bakery market will be capturing more of the total sales.

         Management believes that the shift from full time to part time labor in the in-store bakery departments of supermarkets and wholesale club stores has created a shortage of skilled bakers and is fostering a climate that is ripe for "new" products the preparation of which requires little or no expertise. Management further believes that all of the trends and barometers point toward new product development in "fully baked", "thaw and sell", and "prepackaged" product lines that meet the quality profile of today's in-store bakery products. The Company's goal is to capitalize on these trends and market dynamics in order to become a leader in the off premises manufacture of finished thaw and sell bakery products for sale to supermarket and wholesale club customers. The Company believes that this trend is very likely to continue into the next decade, resulting in the Company's ideal positioning of its "thaw and sell" line of gourmet bakery products. There can, however, be no assurance that the Company can achieve its sales and earnings goals. See "Risk Factors - Competition."

         Business Strategy. To develop the wholesale sales of its non-branded specialty bakery products, the Company will focus its selling effort in specific geographic areas contiguous to the bakery and its trading area. The Company has hired a Regional Sales Manager located in California to further develop sales in Southern California through an alliance with Le Grand Marketing, a food broker specializing in bakery products, and to develop sales in Northern California, Arizona, Oregon, Utah, Washington, Nevada and Colorado through the appointment of new food brokerage firms to cover each of these areas.

In addition, the Company will continue to expand nationwide sales in membership club stores through an alliance with American Sales and Marketing.

         The Company has focused its marketing efforts on the following core products: (a) T.J. Cinnamons gourmet cinnamon rolls and gourmet sticky rolls;
(b) T.J. Cinnamons CinnaChips; (c) private label rugalach; (d) private label bundt cakes, (e) gourmet brownies sold under the Hershey's label, and (d) other private label specialty cakes. The private label rugalach are made utilizing the Company's own recipe in the following flavor varieties: chocolate chip, cinnamon apple, raspberry walnut and apricot pecan. The gourmet bundt cakes in four flavor varieties, and the specialty cakes include upside down pineapple cakes, pull-apart cakes, 7" chocolate and white iced layer cakes, 4" mini 7" chocolate and white iced layer cakes, and 1/4" chocolate and white iced sheet cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution. For the fiscal year ending December 31, 1998, sales of T.J. Cinnamons branded products accounted for 47% of the Company's total wholesale sales. In the event that Triarc fails to renew the license agreement, management believes that it will be able to replace the T.J. Cinnamons product sales with sales of other private label and branded products. However, no assurance can be given that the Company will be successful in replacing the sales generated by the T.J. Cinnamons branded products. See "Risk Factors - Potential Loss of Wholesale Sales Resulting from a Failure to Renew the Triarc License Agreement."

         The Company is targeting its product line to in-store bakery and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company is supporting all initial sales with a marketing budget for in-store sampling and demonstrations and store circular promotions.

         The Company is currently selling its products in approximately 1,500 locations including the following accounts: Ralph's Supermarkets, Food-4-Less
Supermarkets, Walmart Super Centers, Luckys Supermarkets, H.E. Butt Supermarkets, Giant Supermarkets, Costco Wholesale Clubs and Sam's Wholesale Clubs. During the fiscal year ended December 31, 1998, approximately 85% of the Company's sales were to Ralph's Supermarkets and Walmart. See "Risk Factors - Dependence on Major Customers."

         Management believes that the continuous development and introduction of new gourmet bakery products at attractive pricing will further develop the Company's sale of its "private label" specialty bakery products to both the retail grocery and food service trade. However, there can be no assurance that the Company will be able to implement its business strategy, or if implemented, that the business strategy will permit the Company to accomplish its sales and earnings goals. See "Risk Factors - Management of Growth."

         Mix manufacturers have seen a decline in the use of their products in the in-store bakeries. Most chains staff their bakeries with retail clerks union employees rather than paying the high hourly labor rates of the retail bakers union employees. This shift in union affiliation has forced supermarket bakeries to switch from scratch or mix formula products to bake-off and thaw and sell products. Most mix manufacturers are looking to increase their business by aligning with bakeries that can finish their products in a finished form. The Company believes that by strategically aligning itself with these manufacturers will provide an opportunity for growth.

         The Company plans, as an integral part of its competitive posture, to introduce new products rapidly and continuously. The Company believes that a key to its success is its ability to develop innovative new products and merchandising programs reacting to demand of its customers and trends in the in-store baking industry. Some of the new products under development are biscotti, mandel toast, puff pastries, bread and rice puddings, crumb cakes, and yogurt cakes. See "Risk Factors - Competition; New Product Development."

         CinnaChips. Company has developed a mass production process to produce the CinnaChip products which are similar to bagel chips made from cinnamon rolls utilizing a double bake process. The CinnaChips are currently sold in plastic tub containers ranging in size from 8 ounces to 20 ounces which are sold in in-store bakeries of large supermarket chains and wholesale club stores. The Company has developed a paper bag packaging system to compete in the same category as bagel chips and cookies. The Company is developing a 5.5 ounce CinnaChip bag for a retail price point of $2.49 to be utilized for mass merchandisers, food service accounts, and convenience stores, and a 1.75 ounce CinnaChip bag with a suggested retail selling price of $1.00 to be utilized for food service accounts, airline catering and vending outlets. The Company has also developed two additional flavor varieties of the CinnaChip: Butter Pecan and Raisin Nut. The Company has retained a consultant to develop the packaging and marketing materials and pursue the marketing and sales effort of this new product.

         In addition, the Company has entered into a verbal co-packing agreement with La Francaise Bakeries, Inc., a licensee of the T.J. Cinnamons brand for grocery distribution, to produce T.J. Cinnamon CinnaChips in 8 ounce tubs. LaFrancaise is a large manufacturer of sweet bakery products with current distribution in over 7,000 grocery stores. LaFrancaise has developed a T.J. Cinnamons display unit which will be placed in the in-store bakery sections of supermarkets. This display unit will have four T.J. Cinnamons SKU's, one of which will be the Company's CinnaChip products. To date, LaFrancaise has began testing the display unit in 20 grocery stores in various markets nationwide.

         Plan of Operation. The Company's plan of operations for fiscal year 1999 calls for the implementation of the Company's overall strategy to build substantial sales of new and existing gourmet bakery products sold as private label products to major supermarket chains, wholesale club stores, convenience stores, specialty stores, vending outlets and food service accounts.

         The Company anticipates further automation of its manufacturing facility in California during 1999. Furthermore, the Company intends to explore the possible acquisition of an existing bakery business located in the northeast. The most likely acquisition candidate will be a company that manufactures and distributes specialty bakery products, and whose manufacturing, marketing, sales, distribution and administrative operations complement those of the Company, although no specific acquisitions are currently contemplated.

         The Company's executive offices are located in Secaucus, New Jersey. Management believes that its office space will be sufficient to meet the Company's forecasted administrative needs and its bakery will have sufficient capacity to meet its forecasted production capacity based on the sales volume anticipated for fiscal year 1999. See "Properties."

         The Company believes that its current working capital, together with its anticipated lines of credit, and the Company's anticipated cash from operations, should be sufficient to satisfy the Company's cash needs through June 30, 2000. This expectation is, however, based in part on anticipated increases in revenues. Should such revenue increases not occur or should they be materially smaller than anticipated, or should demand be greater than anticipated, the Company might find it necessary to seek additional financing or to reduce planned expenditures on marketing and product expansion if efficient financing cannot be obtained or obtained timely on terms acceptable to the Company. See "Risk Factors - Need for Additional Financing."

         Manufacturing and Distribution. The Company's existing production facility is located in El Cajon, California. The lease for this facility expires in April 2001. The facility is approximately 18,000 square foot and has an annual capacity estimated to be approximately $10 million. The facility has blast freezers, freezers, refrigerators, proofers, ovens, mixers, depositors and other equipment necessary for the production of the Company's products. The Company also has an automated bakery production line which sheets, forms, fills, rolls and cuts the various bakery products, as well as an automated packaging line which cools and packages the fully baked products. Management anticipates that further automation of the production and packaging processes will result in a substantial reduction in labor costs thereby increasing the Company's gross margins.

         The Company intends to explore the possibility of acquiring an existing bakery business and/or entering into a co-packing relationship with a manufacturer located in the Northeast. The Company is continuing to have ongoing merger discussions with Creative Bakeries, Inc. located in Fairfield, New Jersey, however, the Company has not completed its due diligence and given the current level of the Company's stock price, it appears that plans to merge the two companies on not proceeding on the previously announced schedule.

         All products sold are delivered via outside trucking companies, and the Company has a minimum half truck load order requirement for all products shipped to areas of the country other than California. The Company has set up a daily distribution system for the Ralphs Supermarket chain. The Company has a leased truck and delivers its fresh baked cinnamon rolls and brownies to the Ralphs central distribution warehouse five days a week. These products are baked fresh and have a 5 to 7 day shelf life. All other products sold to Ralphs Supermarkets and other accounts, excluding CinnaChips, are blast frozen immediately following baking and packaging, and are distributed in master cases through frozen distribution. These products are thawed at the supermarket and sold as a fresh product in the in-store bakery section of the supermarkets. The CinnaChips have a six to nine month shelf life depending on the type of packaging, and are distributed fresh at room temperature due to their extended shelf life, and sold as a shelf stable product by the end users.

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

         Provisions and Supplies. The Company purchases its core ingredients from a number of different suppliers. The Company negotiates directly with its suppliers for all primary food and paper ingredients, to ensure an adequate supply and to obtain competitive prices. Pursuant to the Triarc license agreement, the Company purchases its cinnamon roll dry mix from Dawn Food Products, Inc. in accordance with the T.J. Cinnamons proprietary secret formulas and quality standards. The T.J. Cinnamon proprietary cinnamon spice formulation is purchased from McCormick & Company, Inc. and various other T.J. Cinnamons proprietary blends are produced by Dawn Food Products, Inc. Although the Company's relationship with its suppliers is generally on an order-by-order basis, the Company believes alternate sources of supply for all essential food and paper products are available, or on short notice can be made available, at comparable prices.

         Governmental Regulations. The Company is subject to various federal, state, and local laws affecting its business. The Company is subject to regulation by the Food and Drug Administration, the United States Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency and various state agencies with respect to the production, packaging, labeling and distribution of its food products, and believes that it is material compliance with all applicable rules and regulations of such federal and state agencies. The principal federal laws that regulate the Company with respect to the production, packaging, labeling and distribution of its food products include: (i) The Food, Drug and Cosmetic Act of 1938, which ensures that foods are produced under sanitary conditions and are properly labeled; (ii) the Fair Packaging and Labeling Act, which regulates trade practices and requires that consumers receive accurate information regarding the quality and value of products; (iii) the National Label Education Act, which regulates information which must be included on food labels; and (iv) the Federal Trade Commission Act, which regulates methods of competition, advertising and trade practices

         The Company's bakery is also subject to regulation by various other governmental agencies, including state and local licensing, zoning, land use, construction and environmental regulations and various health, safety and fire standards. The Company is also subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wages, overtime and working conditions.

         The Company has not made nor does it anticipate making any material capital expenditures in order to comply with environmental regulations. There can be no assurance, however, that new environmental regulations may be adopted which would require the Company to make material capital expenditures to comply therewith. See "Risk Factors - Governmental Regulations; Minimum Wages."

         Employees. The Company has a total of approximately 71 employees. 4 employees are employed in executive and administrative functions principally at the Company's corporate offices in Secaucus, New Jersey; and 7 employees are employed in the Company's wholesale bakery in El Cajon, California. The remaining 60 employees are full time hourly employees employed in the El Cajon manufacturing facility. The Company is not a party to any collective bargaining agreements, and considers its labor relations to be satisfactory.

         Competition. The retail bakery industry and the restaurant industry, particularly the quick-service segment, is highly competitive with respect to price, service, food quality (including taste, freshness, healthfulness and nutritional value) and location. There are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. These competitors include national and regional bakeries, supermarkets with in-store bakeries and quick-service restaurants chains, many of which specialize in or offer bakery products. Many quick-service restaurant chains are expanding their menus to include products competitive with the Company's cinnamon rolls and other specialty bakery products. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments.

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

Forward Looking Statements

         When used in this Annual Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to the Company's history of losses and cash flow deficit; possible loss of wholesale sales resulting from a failure to extend the Triarc License Agreement; need for additional financing; dietary trends; consumer preferences; competition; new product development; management of growth; non-exclusivity of Triarc license agreement; trademarks and service marks; limited manufacturing and warehouse facilities; dependence on major customers; dependence upon key and other personnel;

government regulations; minimum wages; insurance and potential liability; lack of liquidity; volatility of market price of common stock and warrants; possible adverse effect of penny stock rules and liquidity of the Company's securities; dividend policy; and control by directors and executive officers, that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Such factors, which are discussed in "Risk Factors", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods expressed in the Annual Report. As a result, potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. See "Risk Factors" "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Risk Factors

In addition to the other information in this report, the following information should be considered carefully by investors in evaluating the Company and its business.

         (a) History of Operating Losses; Operating Cash Flow Deficit. The Company has had net operating losses since 1988. For the fiscal year ended December 31, 1998, the Company's net operating loss was $1,226,111, however, due to a gain from the sale of assets resulting from the Triarc transaction, the Company's net income for the fiscal year ended December 31, 1998 was $1,811,770. The Company has been and is currently experiencing an operating cash flow deficit primarily because its current expenses exceed its current revenues. At December 31, 1998 the Company had a working capital balance of approximately $1,214,000. There can be no assurance that the Company will achieve profitable operations and a positive cash flow. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

         (b) Potential Loss of Wholesale Sales Resulting from a Failure to Renew the Triarc License Agreement. The Triarc license agreement pursuant to which the Company is licensed to manufacture and sell T. J. Cinnamons branded products expired on December 31, 1998. Triarc has granted the Company two three month extensions through June 30, 1999. T.J. Cinnamons branded products accounted for approximately 47% of wholesale sales for the fiscal year ending December 31, 1998. The failure of the Company to replace such sales with other products could have a material adverse effect on the Company's business, financial condition and results of operations.

         (c) Need for Additional Financing. The Company will require additional capital in connection with the manufacture, marketing and sale of its products. In order to develop new products, manufacture, merchandise, market, and sell its new and existing product line, and otherwise implement its plan of operations, the Company will be required, among other things, to raise additional capital. While the Company has existing lines of credit, there can be no assurance that such debt financing will be available to the Company in the future or that such debt financing will be available in the amounts required by the Company or on terms acceptable to the Company. The failure of the Company to obtain financing in adequate amounts and on acceptable terms could have an adverse effect on the Company's business, financial condition and results of operations.

         (d) Dietary Trends; Consumer Preferences. In recent years, numerous companies in the retail bakery industry have introduced products positioned to capitalize on growing consumer preference for bakery products that are, or are perceived to be, healthy, nutritious, and low in calories, cholesterol and fat content. The Company's primary products are relatively high in calories, cholesterol and fat content. A decline in the sale of cinnamon rolls and related products, due to industry trends, changing consumer preferences including taste, eating habits, demographic trends and traffic patterns, or because of health related or other dietary concerns or other reasons, could have an adverse effect on the Company's business, financial condition and results of operations.

         (e) Competition; New Product Development. The retail bakery industry is highly competitive with respect to price and food quality including taste, freshness, healthfulness and nutritional value. A number of established companies with significant brand name recognition currently compete with the Company in the various markets for market share. Many of these companies have far more available capital, broader product lines, and greater marketing and sales resources than does the Company, and many devote significantly more resources to the development of new products than does the Company. The Company will seek to compete on the basis of the Company's innovation and speed of execution in expanding its existing product line and launching new products. However, there can be no assurance that such competitors will not develop direct competing brands with more market acceptance, or which can be sold at lower prices than products that have been, or may be, developed by the Company. These intense competitive factors may result in a reduction in the Company's gross margins which could have a materially adverse effect on the Company's business, financial condition and results of operations.

         (f) Management of Growth. The Company's ability to manage growth effectively and expand its operations will be dependent on its ability to expand and improve its operational, technical, financial and sales systems, and to develop the skills of its managers and supervisors, and to hire, motivate and manage its employees. Expansion of the Company's manufacturing, sales and distribution operations will be dependent upon, amongst other things, continued growth in the bakery industry, the Company's ability to withstand intense price competition, its ability to obtain new customers, and retain sales and other personnel. There can be no assurance that the Company will be successful in managing its growth and expanding its business. The Company's failure to manage its growth or expand its business could have a material adverse effect on its business, financial condition and results of operations.

         (g) Non-Exclusivity of the Triarc License Agreement. The Company manufactures and sells T.J. Cinnamons branded products pursuant to a non-exclusive license agreement with Triarc. Triarc, or other licensees of Triarc, may sell T.J. Cinnamons branded products through wholesale channels of distribution, and as a result, the Company may be forced to compete with Triarc and/or Triarc's other licensees for supermarket sales of the T.J. Cinnamons branded products. Triarc's resources greatly exceed the Company's resources, and it is anticipated that Triarc's resources will continue to exceed the Company's resources in the near future. Accordingly, if Triarc, either directly or indirectly, attempt to enter into the Company's trading area, the Company may be unable to compete effectively which may limit the Company's growth. T.J. Cinnamons branded products accounted for 47% of wholesale sales for the fiscal year ending December 31, 1998. The failure of the Company to replace sales of T.J.

Cinnamons branded products with other products could have an adverse effect on the Company's business, financial condition and results of operations.

         (h) Trademarks and Service Marks. The Company's business is dependent upon its license of the trademarks and services marks pursuant to the Triarc license agreement . The Company believes these trademarks and service marks have significant value and are important to the marketing of its products. However, in addition to the non-exclusivity of the Triarc license agreement, there can be no assurance that the Company will be able to retain these rights pursuant to its license agreement, that these marks do not or will not violate the proprietary rights of others, that the marks would be upheld if challenged or that the Company would not be prevented from using these marks. The occurrence of any of the aforementioned events could have an adverse effect on the Company's business, financial condition and results of operations.

         (i) Limited Manufacturing and Warehouse Facilities. The Company has only one manufacturing and warehouse facility located in El Cajon, California, with limited production capacity. The Company plans to improve its production capability by implementing further automation of its production and packaging processes through new equipment purchases. There can be no assurance that the Company, will, in the future, be able to manufacture and warehouse products in adequate quantities to meet future demand. Accordingly, the Company may have to seek additional manufacturing capacity and warehouse facilities.

         (j) Dependence on Major Customers. The Company's current revenues consist primarily of sales to a limited number of large supermarket and wholesale club chains. During the fiscal year ended December 31, 1998, approximately 85% of the Company's sales were to Ralph's Supermarkets and Walmart. The Company's success will depend upon a continuous stream of orders for its various products from existing customers and an increasing number of new customers. There can be no assurance, however, that the Company's prior sales to existing accounts will result in any new and/or repeat orders from these or other similar accounts. The failure of such accounts to carry the Company's products or to place repeat orders for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         (k) Dependence Upon Key and Other Personnel. The success of the Company will be largely dependent on the efforts of certain key personnel of the Company including Charles Loccisano, its Chairman and Chief Executive Officer, and Alan Gottlich its President and Chief Financial Officer. The loss of the service of any such persons would have a material adverse effect on the Company. The Company maintains "key-man" insurance on Charles Loccisano and Alan Gottlich in the amount of $1,000,000 and $500,000, respectively. The Company has entered into three year employment agreements with each of Messrs. Loccisano and Gottlich. The Company will also be dependent upon its ability to retain existing and hire additional qualified personnel. The competition for qualified personnel in the food industry is intense and, accordingly, there can be no assurance that the Company will be able to retain or hire other necessary personnel. If the Company is required to provide its employees higher wages or more extensive or costly benefits as a result of competitive reasons or changes in governmental regulations, the expenses associated with the Company's operations could be substantially increased without an offsetting increase in the Company's revenues.

         (l) Government Regulations; Minimum Wages. The Company also is subject to various federal, state and local laws affecting its business. The Company's wholesale bakery is subject to regulation by various governmental agencies, including  state  and  local  licensing,  zoning,  land  use,  construction  and environmental regulations and various health, sanitation, safety and fire standard laws and regulations. In addition, suspension of certain licenses or approvals, or failure to comply with applicable regulations or otherwise, could interrupt the operations of the Company's manufacturing facility or otherwise adversely affect the manufacturing facility of the Company. Any such interruption could have a material adverse effect on the Company's revenues and results of operations. The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since a substantial portion of the Company's manufacturing facility personnel are paid or expected to be paid at rates based on the federal minimum wage, increases in such minimum wage will increase the Company's labor costs. If the Company is required to pay higher wages to its employees, the expenses associated with the Company's operations could be increased without a corresponding increase in revenues.

         (m) Insurance and Potential Liability. The Company maintains insurance, including insurance relating to personal injury, in amounts that the Company currently considers adequate. Nevertheless, a partially or completely uninsured or underinsured claim against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

         (n) Lack of Liquidity; Volatility of Market Price of Common Stock and Warrants. The Common Stock and Warrants of the Company were delisted from the Nasdaq SmallCap Market on January 7, 1998 and are presently quoted and traded on the OTC Bulletin Board. As a result, the purchaser may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock and Warrants. Consequently, there can be no assurance that an active and liquid market for the Common Stock or the uniform quotation of prices for the Common Stock can be sustained. The market price for the Company's Common Stock and Warrants may also be significantly affected by such factors as the introduction of new products by the Company or its competitors. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility, and market prices for many companies, particularly small and emerging growth companies, the securities of which trade in the over-the-counter market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies. The market price and liquidity of the Company's Common Stock and Warrants may also be significantly affected by the general business condition of the Company.

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

         (o)  Effect  of  Penny  Stock  Rules  on  Liquidity  for the  Company's
Securities. The Securities and Exchange Commission (the "Commission") regulations define a "penny stock" to be an equity security not registered on a national securities exchange, or for which quotation information is disseminated on the Nasdaq SmallCap Market that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         The foregoing required penny stock restrictions apply to the Company's securities if such securities continue to be listed on the OTC Bulletin Board, and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average return criteria. In any event, even if the Company's securities were exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. If the Company's securities were subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially and adversely affected. Any disruption in the liquid market of the Company's Common Stock could limit the Company's access to the equity markets in the future, and could have a materially adverse effect on the Company's business, financial conditions and results of operations.

         (p) Dividend Policy. To date, the Company has not paid any dividends on its Common Stock. The Board of Directors does not anticipate declaring any cash dividends on its Common Stock in the foreseeable future. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors.

         (q) Control by Directors and Executive Officers. The directors, executive officers and their affiliates own approximately 42% of the Company's outstanding Common Stock excluding currently exercisable stock options and 49% of the Company's outstanding Common Stock including currently exercisable stock options and, therefore, are in a position to elect all of the Company's directors who, in turn, elect all of the Company's executive officers. Accordingly, such stockholders are able to, directly or indirectly, control all of the affairs of the Company.

         (r) Year 2000 Compliance. Many currently installed computer systems and software products use two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activity.

         The Company retained outside computer consultants to update its network system in order to address Year 2000 issues. The upgrades were installed and tested in September 1998 at a cost of approximately $6,000. The Company believes that as a result of these upgrades, its computer systems are Year 2000 compliant.

         As part of its Year 2000 compliance program, the Company will contact and survey all of its vendors and suppliers with whom the Company does a material amount of business to determine whether these parties' systems (insofar as they relate to the Company's business) are subject to Year 2000 issues. The failure of the Company's vendors and suppliers to convert their systems on a timely basis may have a material adverse effect on the Company's operations. The Company has not developed a contingency plan in the event these vendors and suppliers are not Year 2000 compliant on a timely basis.

ITEM 2. PROPERTIES

         The Company leases its executive offices at One Harmon Plaza, Secaucus, New Jersey. The offices occupy approximately 2,200 square feet with a lease term expiring May 31, 1999. The lease provides for a fixed rent of approximately $3,800 per month.

         The Company leases its wholesale bakery production facility located in El Cajon, California with the lease term expiring in April 2001. The lease has a minimum base occupancy charge of $7,967 per month plus charges for a proportionate share of building operating expenses and real estate taxes. with an increase of 4% per annum, plus charges for a proportionate share of building operating expenses and real estate taxes.

ITEM 3. LEGAL PROCEEDINGS


         In November 1998, the Company filed a civil action against Sweet Goods LLC, Gary Kleinman and Robert Statman (the "Defendants") in the Superior Court of New Jersey. The claim is for the collection of invoices aggregating approximately $115,000 representing the value of certain baked goods delivered to the defendants. On February 1, 1999, the Defendants filed an answer/counterclaim related to the alleged defective nature of the baked goods provided and the resultant loss of certain alleged key customer accounts. No specific damages were outlined in the counterclaim, which the Company believes are without merit. the Company and the defendants have serves interrogatories to one another, and the Company intends to depose the defendants in the near future as part of its discovery process. The Company intends to vigorously pursue its claims and defend the Defendants counterclaims.

         In addition, the Company from time to time has been involved in routine litigation, including litigation with various vendors and creditors. None of these litigation matters in which the Company has been involved is material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's Common Stock, Class A Warrants and Class B Warrants are currently traded on the OTC Bulletin Board ("OTC") under the symbols "TJCI", "TJCIW", and "TJCIZ". Prior to January 7, 1998, the Company's Common Stock, Class A Warrants and Class B Warrants were traded on the Nasdaq SmallCap Market under the same symbols.

         The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by Nasdaq for the twelve months ended December 31, 1997 and December 31, 1998. These prices reflect interdealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                     High                 Low
Quarters Ending:
March 31, 1997 ....................  $3 1/8            $1 9/16
June 30, 1997 .....................  2 7/16              1 3/8
 September 30, 1997 ...............  2 3/16             1 5/16
December 31, 1997 ................. 1 11/16               7/16

Quarters Ending:
March 31, 1998 ....................   $7/16               $1/4
June 30, 1998 .....................    9/16                3/8
         September 30, 1998........     3/4               9/16

December 31, 1998 .................  1 1/16                .08

         The approximate number of stockholders of the Common Stock on record at December 31, 1997 was approximately 500, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Sales of Unregistered Securities

         The following sales of unregistered securities occurred during the Company's fiscal years ended December 31, 1996, 1997 and 1998:

1. In 1996, the Company authorized the issuance of 5,000 shares of the Company's Common Stock to Philip Friedman, a member of the Company's Board of Directors. These shares were issued without an underwriter or placement agent in consideration for consulting services rendered. The exemption from registration for the grant was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

2. In 1996, the Company authorized the issuance of 12,000 shares of the Company's Common Stock to Harry Goldberg. These shares were issued without an underwriter or placement agent in consideration for consulting services rendered. The exemption from registration for the grant was claimed pursuant to
Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

3. In 1996, the Company authorized the issuance of 1,000 shares of the Company's Common Stock to Alan Weingarden. These shares were issued without an underwriter or placement agent in consideration for consulting services rendered. The exemption from registration for the grant was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

4. In November 1996, the Company authorized the issuance of 125,000 shares of the Company's Common Stock to the Charles N. Loccisano Irrevocable Trust f/b/o Michael Loccisano and to the Charles N. Loccisano Irrevocable Trust f/b/o Marissa Loccisano. These shares were issued without an underwriter or placement agent in consideration for shares previously conveyed by the Trust, on behalf of the Company, to Dan Feldman, a past member of the Company's Board of Directors, in exchange for his agreement to serve as a Director. The exemption from registration for the grant was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

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

6. In November 1997, in order to bring the Company into compliance with requirements necessary for continued listing on the Nasdaq SmallCap Market, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, purchased an aggregate of 20,000 shares of redeemable Series B preferred stock at a price of $5.00 per share. In January 1998, following delisting of the Company's securities from the Nasdaq SmallCap Market and as a result of additional funds loaned to the Company by Messrs. Loccisano and Gottlich, these shares of Series B preferred stock were redeemed by the Company at a price of $5.00 per share.

7. In 1998, the Company authorized the issuance of 3,000 shares of the Company's Common Stock to Gelt Financial Corporation. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a working capital line of credit. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

8. In 1998, the Company authorized the issuance of 800 shares of the Company's Common Stock to KenTech, Inc. These shares were issued without an underwriter or placement agent in consideration for consulting services rendered. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

9. In 1998, the Company authorized the issuance of 300,000 shares of the Company's Common Stock to Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a working line of credit in the amount of $500,000. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         RESULTS OF OPERATIONS (for the fiscal year ended December 31, 1998 compared to the fiscal year ended December 31, 1997).

         The following tables set forth the components of the Company's revenue:


                                        Fiscal Year Ended December 31,
                                          1998                 1997

Wholesale sales                       $4,409,441          $3,475,463

Company-owned bakery sales                86,227             202,998
Royalties and licensing fees              80,000             199,920
                                      ----------          ----------
Total Revenue                         $4,575,668          $3,878,381



         Wholesale sales increased by 27% to $4,409,441 for the fiscal year ended December 31, 1998 from $3,475,463 for the fiscal year ended December 31, 1997. This increase in wholesale sales was primarily the result of the successful launching of a variety of new bakery products (both T.J. Cinnamons branded and non-branded products) and penetration into approximately 1,500 grocery store and wholesale club accounts. T.J. Cinnamons branded products accounted for approximately 47% of wholesale sales for the fiscal year ended December 31, 1998. See "Risk Factors - Loss of Sales from Failure to Renew the Triarc License Agreement."

         Company-owned bakery sales decreased 58% to $86,227 for the fiscal year ended December 31, 1998 from $202,998 for the fiscal year ended December 31, 1997. This decrease resulted primarily from the closing of the retail bakery located in the Poughkeepsie Galleria Mall in July 1999. The closing of the Poughkeepsie bakery was one of the conditions of the Triarc agreement.

         Royalty and licensing fee revenues decreased 60% to $80,000 for the fiscal year ended December 31, 1998 from $199,920 for the fiscal year ended December 31, 1997. This decrease was primarily the result of a decrease in franchise royalty fees which resulted from the closing of the Triarc transaction in August 1998, whereby the Company sold all of its rights in the T.J. Cinnamons retail franchise system.

         Cost of goods sold increased to $3,645,956 for the fiscal year ended December 31, 1998, as compared to $3,043,984 for the fiscal year ended December 31, 1997. This increase was primarily the result of the increased cost of goods sold associated with increased wholesale sales to supermarkets chains and membership club chains.

         Selling, general and administrative expenses decreased by 6% to $2,155,823 for the fiscal year ended December 31, 1998 from $2,283,036 for the fiscal year ended December 31, 1997. This decrease was primarily the result of decreases in corporate selling, general and administrative costs.

         Gain from sale of assets was $3,312,410 for fiscal year ended December 31, 1998 as compared to $0 for the fiscal year ending December 31, 1997. The gain from sale of assets in fiscal 1998 resulted from the sale of assets to Triarc in August 1998. See "Business - Triarc Transactions."

         Loss from the relocation of bakery was $129,192 for the fiscal year ended December 31, 1998 as compared to $0 for the fiscal year ended December 31, 1997. The loss from relocation of bakery resulted from expenses incurred in connection with the relocation of the Company's manufacturing facility from Santa Ana, California to El Cajon, California in June 1998 resulting from the expiration of the lease term. These expenses included moving costs, training of new employees, additional rent and storage costs and other costs incurred as a direct result of the move.

         Interest expense for the fiscal year ended December 31, 1998 increased to $145,337 as compared to $8,106 for the fiscal year ended December 31, 1997. This increase in interest expense resulted primarily from the increased interest expenses associated with the Company's short-term loans and accounts receivable financing from Gelt Financial Corporation and credit lines from Charles
Loccisano, the Company's Chairman and CEO, and Alan Gottlich, the Company's President and CFO, offset by the interest earned on the notes receivable from Triarc Restaurant Group. All short term and credit line funding was repaid in full out of the proceeds of the Triarc transaction in August 1998.

         Extraordinary item - forgiveness of debt decreased to $0 for the fiscal year ended December 31, 1998 from $80,088 for the fiscal year ended December 31, 1997. The forgiveness of debt for the fiscal year ended December 31, 1997 was due to reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of certain accounts payable.

         The Company had a net gain of $1,811,770 for the fiscal year ended December 31, 1998 as compared to a net loss of $1,376,657 for the fiscal year ended December 31, 1997.

Liquidity and Capital Resources

         At December 31, 1998, the Company had a working capital balance of approximately $1,214,000. During the twelve months ended December 31, 1998, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues. The Company believes that its current working capital, together with its anticipated lines of credit, and the Company's anticipated cash from operations, should be sufficient to satisfy the Company's cash needs through June 30, 2000. This expectation is, however, based in part on anticipated increases in revenues. Should such revenue increases not occur or should they be materially smaller than anticipated, or should demand be greater than anticipated, the Company might find it necessary to seek additional financing or to reduce planned expenditures on marketing and product expansion if efficient financing cannot be obtained or obtained timely on terms acceptable to the Company.

         The Company used net cash in operating activities in the amount of $1,734,544 for the fiscal year ended December 31, 1998, as compared to $1,076,277 for the fiscal year ended December 31, 1997. The Company received net cash from investing activities in the amount of $2,661,401 for the fiscal year ended December 31, 1998, as compared to net cash received from investing activities in the amount of $1,113,156 for the fiscal year ended December 31, 1997. The Company used net cash in financing activities in the amount of $258,545 for the fiscal year ended December 31, 1998 as compared to net cash provided by financing activities in the amount of $36,015 for the fiscal year ended December 31, 1997.

         In September 1997, the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by Wal-Mart accounts receivable. The terms of this loan agreement provided for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. In addition, the Company granted Gelt 3,000 shares of the Company's Common Stock as a loan origination fee. The credit line balance was $0 on December 31, 1998.

         In October 1997, the Company offered for sale units in a convertible preferred stock private placement with Commonwealth Associates acting as the placement agent. This offering was held open to investors through January 1998, and was not consummated as orders for the minimum number of shares were not obtained. Without alternative sources of financing to fund the Company's operating deficits, in January 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, provided the Company with loans aggregating $282,500. In March 1998, based on the need for additional funding resulting from the receipt of large purchase orders from Walmart Super Centers, the previous Loccisano and Gottlich loans were repaid in full and Messrs. Loccisano and Gottlich agreed to provide the Company with a credit line for up to $500,000 with interest payable quarterly at the applicable federal rate of 5.39% per annum. The credit line had a term of one year, or such shorter period if the Company obtains alternative sources of funds to fund its operations, and was secured by payments due to the Company under its purchase agreement with Triarc. In consideration for providing this credit line facility, the Company granted Messrs. Loccisano and Gottlich an aggregate of 300,000 unregistered shares of Common Stock. This credit line was repaid in full in August 1998 out of the proceeds of the Triarc agreement.

         In November 1997, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, purchased an aggregate of 20,000 shares of redeemable Series B preferred stock at a price of $5.00 per share. In January 1998, following a delisting of the Company's securities from the Nasdaq SmallCap Market and as a result of additional funds loaned to the Company by Messrs. Loccisano and Gottlich, these shares of Series B preferred stock were redeemed by the Company at a price of $5.00 per share.

         In July 1998, the Company borrowed $150,000 from Gelt Financial Corporation. The loan provided for interest at the rate of 5% above the prime rate, and was secured by all the payments due the Company under the purchase agreement dated June 3, 1996 entered into with Triarc Restaurant Group. In order to induce Gelt Financial Group to enter into this loan, the Company paid Gelt Financial Group a placement fee in the amount of $15,625 and agreed to issue Gelt Financial Group 15,000 shares of the Company's unregistered common stock. This loan was repaid in full in August 1998 out of the proceeds of the Triarc agreement.

         In August 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, provided the Company with short term bridge loans aggregating $100,000. These loans provided for a loan fee of 5% representing the initial loan fees and interest on the loan. These loans were repaid in full in August 1998 out of the proceeds of the Triarc agreement.

         In August 1998, the Company closed an agreement with Triarc pursuant to which the Company sold all of its rights and interests under the existing T.J. Cinnamons franchise agreements and terminated the purchase agreement with Triarc dated June 3, 1996 and the license agreement and management agreement entered into with Triarc and affiliates dated August 29, 1996. Under the terms of this agreement, the Company received payments aggregating $4,000,000 of which $3,000,000 was paid in cash at closing and $1,000,000 was paid in the form of a noninterest bearing promissory note payable over 24 months. The Triarc agreement further provided for a contingent additional payment of up to $1,000,000 conditioned upon the Company's attainment of certain sales targets of T.J. Cinnamons products for the fiscal year ended December 31, 1998. Based on actual sales for the fiscal year ended December 31, 1998, the Company did not achieve these sales targets, and as a result, the Company did not receive any of the conditional additional payments under the Triarc agreement.

         The Company has an interoffice network of personal computers operating under a Novell network. All of the Company's PC's utilize the Windows 95 operating system and the Company runs its accounting system on MAS 90. The Company retained outside computer consultants to update its network system in order to address Year 2000 issues including upgrading the MAS 90 accounting system and other spreadsheet and word processing programs. The upgrades were installed and tested in September 1998 at a cost of approximately $6,000 including consulting fees. The Company believes that as a result of these upgrades, its computer systems are year 2000 compliant (meaning they recognize years in the Year 2000 and beyond).

         As part of its Year 2000 compliance program, the Company will contact and survey all of its vendors and suppliers with whom the Company does a material amount of business to determine whether these parties' systems are subject to Year 2000 issues. The failure of the Company's vendors and suppliers to convert their systems on a timely basis may have a material adverse effect on the Company's operations. The Company is in the process of developing a contingency plan in the event these vendors and suppliers are not Year 2000 compliant on a timely basis, however, no such contingency plan has been developed to date.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 13(a)(1) in Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 31, 1997, the Company dismissed Goldstein, Golub, Kessler & Co. P.C. ("GGK") as its independent auditors. Such dismissal was approved by the Company's Board of Directors. GGK's report upon the Company's financial statements for its fiscal year ended December 31, 1995 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to audit scope or accounting principles. The report was prepared assuming that the Company will continue as a going concern. During the Company's fiscal years ended December 31, 1995 and to the date of GGK's dismissal (the
"Interim  Period"):  (i) there were no disagreements (of nature  contemplated by
Item 304 (a) (1) (iv) of Regulation S-B) between the Company and GGK; and (ii) there were no reportable events of nature contemplated by Item 304 (a) (1) (iv)
(B) of Regulation S-B.

On January 31, 1997, the Company engaged Arthur Andersen LLP ("AA") as its independent public accountants for the Company's fiscal year ended December 31, 1996. During the Company's fiscal year ended December 31, 1995 and the Interim Period, the Company did not consult with AA with respect to any of the matters contemplated by Item 304 (a) (1) (iv) (B) of Regulation S-B.

On February 14, 1997, AA resigned its position as the Company's independent auditors. Such resignation was necessitated because AA concluded that it had a conflict of interest in reporting on the Company's financial statements for the fiscal year ended December 31, 1996 due to the fact that during 1996 AA had rendered financial advisory services to the Company for which it received a fee. During the Company's engagement of AA through the date of AA's withdrawal (the "Second Interim Period"): (i) there were no disagreements (of nature contemplated by Item 304 (a) (1) (iv) of Regulation S-B) between the Company and GGK; and (ii) there were no reportable events of nature contemplated by Item 304
(a) (1) (iv) (B) of Regulation S-B.

         On February 21, 1997, the Company engaged Amper, Politziner & Mattia ("AP&M") as its independent public accountants for the Company's fiscal year ended December 31, 1996. During the Company's fiscal year ended December 31, 1995, the Interim Period and the Second Interim Period, the Company did not consult with AP&M with respect to any of the matters contemplated by Item 304
(a) (2) (i) - (ii) of Regulation S-B.

                                    Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required for this item is incorporated by reference to the Company's Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference to the Company's Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this item is incorporated by reference to the Company's Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is incorporated by reference to the Company's Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1998.

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

        10.1(a) *          ................          Amendment to License Agreement

        10.1(b) *          ................          Second Amendment to License Agreement

        10.1(c)  **        ................          Termination of the License Agreement

        10.2 *             ................          1993 Stock Option Plan

        10.3 *             ................          1996 Amended and Restated Stock Option Plan

        10.4 *             ................          Employment Agreement with Charles Loccisano

        10.5 *             ................          Employment Agreement with Alan Gottlich

        10.9 *             ................          Lease regarding the Company's principal executive offices

        10.13 *            ................          License agreement with Triarc Restaurant Group

        10.14 **           ................          Management Agreement with TJ Holding Company, Inc.

        10.15 **           ................          Lease regarding the Santa Ana bakery facility

        10.16 *            ................          Lease regarding the El Cajon bakery facility


        10.17 ***          ................          Agreement  between and among TJ Holding Company,  Inc.,  Arby's,  Inc.,
                                                     d/b/a Triarc Restaurant Group and Paramark Enterprises, Inc.

        10.18 ***          ................          Wholesale  License   Agreement  between  Arby's,   Inc.,  d/b/a  Triarc
                                                     Restaurant Group and Paramark Enterprises, Inc.

        16.1 **            ................          Letter from  Goldstein  Golub and  Kessler,  the  Registrant's former independent accountant

        16.2 **            ................          Letter from Arthur Andersen LLP

        21                 ................          Subsidiaries of the Company
                                                     Interbake Brands, Inc.

        27                 ................          Financial Data Schedule

---------------------

     * Incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto.

     ** Incorporated by reference to the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1997, 1996 and 1995.

     *** Incorporated by reference to the Company's Current Reports on Form 8-K dated June 18, 1996 and July 9, 1998.

(b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

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



                                     PARAMARK ENTERPRISES, INC.


                                     By: /s/ Charles N. Loccisano
                                        Charles N. Loccisano, Chairman




        In accordance with the Exchange Act, this report has been signed by the following person on behalf of the Company and in the capacities and on the dates stated.


Signature                         Title(s)                       Date



/s/ Charles N. Loccisano        Chairman, Chief              March 29, 1999
Charles N. Loccisano            Executive Officer
                                and Director
                                (Principal Executive
                                Officer)


/s/ Alan S. Gottlich            President, Chief             March 29, 1999
Alan S. Gottlich                Financial Officer
                                and Director
                                (Principal Accounting
                                Officer)


/s/ Philip Friedman             Director                     March 29, 1999
Philip Friedman


/s/ Paul Bergrin                Director                     March 29, 1999
Paul Bergrin

                           PARAMARK ENTERPRISES, INC.
                 (Formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY

                               For the Years Ended
                           December 31, 1998 and 1997







                                                                       Page

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets                                             F-2

Consolidated Statements of Operations                                   F-3

Consolidated Statements of Stockholders' Equity                         F-4

Consolidated Statements of Cash Flows                                   F-5

Notes to Consolidated Financial Statements                           F-6 - F-13

                  [Amper, Politziner & Mattia P.A. letterhead]



                          Independent Auditors' Report


To the Board of Directors and Stockholders of Paramark Enterprises, Inc.
 (formerly T. J. Cinnamons, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheets of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary at December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

                                  /s/ Amper, Politziner & Mattia P.A.

                                     AMPER, POLITZINER & MATTIA P.A.


February 5, 1999
Edison, New Jersey

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                           Consolidated Balance Sheets
                                  December 31,

                                     Assets

                                                                            1998              1997
                                                                            ----              ----
Current assets
    Cash                                                               $   790,873      $   122,561
    Accounts receivable, less allowance for
     doubtful accounts of $57,500 and $64,000                              326,217          259,271
    Current maturities of notes receivable                                 500,000           69,837
    Inventory                                                              167,956          234,822
    Prepaid expenses and other current assets, net                          44,352           35,291
                                                                       -----------      -----------
                                                                         1,829,398          721,782

Property and equipment, net                                                517,140          453,296

Note receivable, net of current maturities                                 375,000               --

Goodwill, net                                                                   --          476,667
                                                                       -----------      -----------

                                                                       $ 2,721,538      $ 1,651,745
                                                                       ===========      ===========


Liabilities and Stockholders' Equity


Current liabilities
    Accounts payable and accrued expenses                              $   601,593      $ 1,142,415
    Current maturities of long-term debt                                    13,938          258,545
                                                                       -----------      -----------
                                                                           615,531        1,400,960

Long-term debt, net of current maturities                                   55,522           69,460

Commitments and contingencies

Stockholders' equity
    Preferred stock - $.01 par value; authorized 1,000,000 shares,
     none issued                                                                --               --
    Common stock - $.01 par value; authorized 10,000,000 shares,
     issued and outstanding 3,373,883 and 3,070,083 shares                  33,740           30,702
    Additional paid-in capital                                           6,813,704        6,759,352
    Accumulated deficit                                                 (4,796,959)      (6,608,729)
                                                                       -----------      -----------
       Total stockholders' equity                                        2,050,485          181,325
                                                                       -----------      -----------
                                                                       $ 2,721,538      $ 1,651,745
                                                                       ===========      ===========

                 See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                      Consolidated Statements of Operations
                        For the Years Ended December 31,

                                                                              1998                         1997
                                                                              ----                         ----

Revenue
    Wholesale sales                                                   $      4,409,441               $      3,475,463
    Sales from Company-owned stores                                             86,227                        202,998
    Royalties, licensing fees and other                                         80,000                        199,920
                                                                      -----------------              -----------------
                                                                             4,575,668                      3,878,381

Cost of goods sold                                                           3,645,956                      3,043,984
                                                                      -----------------              -----------------

Gross margin                                                                   929,712                        834,397

Selling, general and administrative                                          2,155,823                      2,283,036
                                                                      -----------------              -----------------

Loss from operations                                                        (1,226,111)                    (1,448,639)

Other income (expense)
    Gain on sale of assets                                                   3,312,410                              -
    Loss on relocation of bakery                                              (129,192)                             -
    Interest, net                                                             (145,337)                        (8,106)
                                                                      -----------------              -----------------

Income (loss) before extraordinary item                                      1,811,770                     (1,456,745)

Extraordinary item - forgiveness of debt                                             -                         80,088
                                                                      -----------------              -----------------

Net income (loss)                                                     $      1,811,770               $     (1,376,657)
                                                                      =================              =================

                                                                      Basic       Diluted            Basic         Diluted
                                                                       EPS          EPS              EPS             EPS

Income (loss) before extraordinary item                             $   .57      $    .56            $  (.48)     $   (.48)

Extraordinary item                                                        -             -                .03           .03
                                                                    --------     ---------           --------     ---------

Net income (loss)                                                   $   .57      $    .56            $  (.45)     $   (.45)
                                                                    ========     =========           ========     =========

Weighted-average common shares
  outstanding
       Basic                                                          $      3,287,156               $      3,069,775
       Diluted                                                               3,328,892                      3,069,775


                 See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,

                                                                           Additional                               Total
                                                   Common Stock              Paid-In            Accumulated     Stockholders'
                                             Shares          Amount          Capital              Deficit          Equity
Balance at December 31, 1996                3,068,833     $   30,689      $   6,757,491       $ (5,232,072)     $   1,556,108

    Issuance of common stock
      for services                              1,250             13              1,861                  -              1,874

    Net loss                                        -              -                  -         (1,376,657)        (1,376,657)
                                        --------------    -----------     --------------      -------------     --------------

Balance at December 31, 1997                3,070,083         30,702          6,759,352         (6,608,729)           181,325

    Issuance of common stock
      for services                              3,800             38              1,102                  -              1,140

    Issuance of common stock for
      consideration for officer loan
      to Company (Note 8)                     300,000          3,000             53,250                  -             56,250

    Net income                                      -              -                  -          1,811,770          1,811,770
                                        --------------    -----------     --------------      -------------     --------------

Balance at December 31, 1998                3,373,883     $   33,740      $   6,813,704       $ (4,796,959)     $   2,050,485
                                        ==============    ===========     ==============      =============     ==============

                 See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                                                              1998                  1997
                                                                                              ----                  ----
Cash flows from operating activities
    Net income (loss)                                                                  $       1,811,770     $     (1,376,657)
                                                                                       ------------------    -----------------
    Adjustments to reconcile net income (loss) to net
     cash from operating activities
      Depreciation and amortization                                                              129,477              114,273
      Provision for doubtful accounts                                                             (6,500)               1,760
      Noncash interest expense                                                                    57,150                    -
      Gain on sale of assets                                                                  (3,312,410)                   -
      Loss on relocation of bakery                                                               129,192                    -
      Gain from forgiveness of debt                                                                    -              (80,088)
    (Increase) decrease in
      Accounts receivable                                                                        (60,206)              76,166
      Inventories                                                                                 66,866             (152,621)
      Prepaid expenses and other current assets                                                   (9,061)               5,089
    Increase (decrease) in
      Accounts payable and accrued expenses                                                     (540,822)             389,184
      Other current liabilities                                                                        -              (53,383)
                                                                                       ------------------    -----------------
        Total adjustments                                                                     (3,546,314)             300,380
                                                                                       ------------------    -----------------
                                                                                              (1,734,544)          (1,076,277)
                                                                                       ------------------    -----------------
Cash flows from investing activities
    Purchases of property and equipment                                                         (201,739)            (240,518)
    Proceeds from sale of assets                                                               3,668,303                    -
    Issuance of note receivable                                                               (1,000,000)                   -
    Principal payments received on notes receivable                                              194,837            1,353,674
                                                                                       ------------------    -----------------
                                                                                               2,661,401            1,113,156
                                                                                       ------------------    -----------------
Cash flows from financing activities
    Principal payments on long-term debt                                                        (858,545)            (830,215)
    Proceeds from issuance of long-term debt                                                     600,000              866,230
                                                                                       ------------------    -----------------
                                                                                                (258,545)              36,015
                                                                                       ------------------    -----------------

Net change in cash                                                                               668,312               72,894

Cash - beginning                                                                                 122,561               49,667
                                                                                       ------------------    -----------------

Cash - ending                                                                          $         790,873     $        122,561
                                                                                       ==================    =================

                 See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  1 -     Principal Business Activity and Sale of Assets
              Operations

              Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary (the "Company"), is engaged in the wholesale manufacturing and distribution of specialty bakery products in supermarket and wholesale club stores throughout the United States. In 1996, the Company formed Interbake Brands, Inc. as a wholly-owned subsidiary to conduct all wholesale bakery operations.

              Sale of Assets
              In August 1996, the Company closed a purchase agreement ("the Transaction") with Triarc Restaurant Group d/b/a Arby's, Inc. ("Triarc") through which (a) Triarc purchased the trademarks, service marks, recipes and secret formulas of the Company, (b) Triarc licensed back to the Company the rights to operate existing franchised bakery locations and to distribute T. J. Cinnamons branded products through retail grocery outlets, and (c) the Company entered into a management agreement with Triarc to manage the franchise system.

              The sales price of the transaction was $3,470,000, for which the Company has received payment. In addition, the Transaction provided the potential for contingent payments to the Company up to a maximum of an additional $5,500,000 over time dependent upon the amount of T. J. Cinnamons product sales by Triarc exceeding a minimum base system-wide sales of $26.3 million. The Company has not received any additional payments as of December 31, 1998.

              Additionally, major stockholders of the Company, with holdings of 1,013,390 shares of the Company's common stock as of December 31, 1997, signed a stock sale restriction agreement. Under the terms of this agreement, these stockholders were prohibited, through August 1998, without prior written consent of Triarc, to sell more than 2.5% of the total issued and outstanding shares of the Company. Subsequent to August 1998, and during the existence of the license agreement with Triarc, the threshold was increased from 2.5% to 10%.

              Following the closing of the Transaction, the Company's operations have been concentrated exclusively on its wholesale development activities.

              Assignment of the T. J. Cinnamons, Inc.'s License Agreements
              In August 1998, the Company restructured its agreements with Triarc and entered into a new agreement pursuant to which the Company sold all of its rights and interests under the existing T.
              J. Cinnamons franchise agreements and terminated the purchase agreement with Triarc dated June 3, 1996 and the license agreement and management agreement entered into with Triarc dated August 29, 1996. Under the terms of this agreement, the Company received $4,000,000, the total sales price, of which $3,000,000 was paid in cash at closing and $1,000,000 was in the form of a non-interest bearing promissory note receivable over 24 months (Note 4). This resulted in a gain, net of goodwill (Note 3) and related costs, of approximately $3,300,000. The Triarc agreement further provided for a contingent additional payment of up to $1,000,000 conditioned upon the Company's attainment of certain sales targets of T. J. Cinnamons products for the fiscal year ended December 31, 1998. Based on actual sales for the fiscal year ended December 31, 1998, the Company did not meet these sales targets and, as a result, the Company did not receive any of the contingent additional payments under the Triarc agreement.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  1 -     Principal Business Activity and Sale of Assets - (continued)
              Assignment of the T. J. Cinnamons, Inc.'s License Agreements -
              (continued)
              The Company is continuing to manufacture and sell T. J. Cinnamons products pursuant to a license agreement with Triarc. This license agreement allows the Company to sell certain products to approved supermarket accounts based on a 5% royalty on net sales with a term which expired on December 31, 1998. Triarc has granted the Company two three month extensions of the term of this license agreement through June 30, 1999, and the Company anticipates that Triarc will continue to renew this license agreement at the end of its current term.

Note  2 -     Liquidity
              In August 1998, the Company restructured (see Note 1) and entered into a new agreement with Triarc to provide working capital.

              Although the Company anticipates operating losses during 1999, the Company believes that the available cash on hand and the operating plan for 1999 will provide sufficient working capital to meet its needs for the current year.

Note  3 -     Summary of Significant Accounting Policies
              Principles of Consolidation
              The consolidated financial statements include the accounts of the Company (formerly T. J. Cinnamons, Inc.) and its wholly-owned subsidiary Interbake Brands, Inc., after elimination of all significant intercompany balances and transactions.

              Revenue Recognition
              In conjunction with the Transaction, the Company entered into a management agreement with Triarc for the management of the franchise system. Under this agreement which terminated in August 1998, royalty fees collected were recorded as revenue paid to Triarc via a management fee.

              Royalty revenue was based upon a percentage of sales of the Company's franchisees and was recognized by the Company when sales were made by the franchisee. Licensing fees were based on a percentage of sales for using the Company's trademark and/or trade name. Licensing fees were recognized when the sale is made by the licensor.

              Cash and Cash Equivalents
              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              Concentration of Credit Risk
              Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash investments. The Company restricts cash and cash investments to financial institutions with high credit standings. At November 30, 1998, the Company had approximately $700,000 invested with one financial institution.

              Inventory
              Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists principally of raw materials.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  3 -     Summary of Significant Accounting Policies - (continued)
              Property and Equipment
              Depreciation   of  property  and  equipment  is  provided  by  the
              straight-line method over the estimated useful lives of the related assets or the term of lease, whichever is shorter.

              Goodwill
              The excess of cost over fair value of net assets acquired ("goodwill") is a result of the Transaction dated August 1996. This transaction resulted in Paramark obtaining the rights to use the TJCI trademark and recipes. Goodwill has been amortized using the straight-line method over a ten-year life. As a result of the termination of the Triarc license agreement in August 1998, the Company wrote off the net goodwill of $440,000.

              Stock Option Plan
              The  Company  has elected to follow  Accounting  Principles  Board
              Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and warrants. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option, at the date that the number of the options granted and the exercise price are known.

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

              Earnings Per Share
              The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share and fully-diluted earnings per share have been replaced with diluted earnings per share, which includes potentially dilutive securities, such as outstanding options and convertible securities. Net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for each period presented.

Note  4 -     Note Receivable

              Note receivable from Triarc,  as a result of the assignment of the
              T. J. Cinnamons, Inc.'s License Agreements (Note 1), is due in monthly installments of $41,667, maturing in September 2000.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  5 -     Property and Equipment
                    Furniture and fixtures                                                         $        47,624
                    Equipment                                                                              526,678
                    Leasehold improvements                                                                  72,508
                                                                                                   ----------------
                                                                                                           646,810
                    Less accumulated depreciation and amortization                                         129,670
                                                                                                   $       517,140

Note 6 - Accounts Payable and Accrued Expenses

                    Trade accounts payable                                                         $       503,572
                    Other accrued expenses                                                                  98,021
                                                                                                   ----------------
                                                                                                   $       601,593

Note  7 -     Long-term Debt
              Note payable to a financing institution, monthly payments
              of $2,184, including interest at 19.4%, due September
              2002, collateralized by production equipment                                         $        69,460

              Less current maturities of long-term debt                                                     13,938
                                                                                                   ----------------
              Long-term debt, net of current maturities                                            $        55,522
                                                                                                   ================

Note  8 -     Related Party Transactions
              Included in accounts payable and accrued expenses are amounts due to officers, $7,500 and $188,000 at December 31, 1998 and 1997, respectively, which are to be paid in the ordinary course of business.

              In January 1998, officers of the Company loaned $500,000 to the Company. This was required to be repaid within one year, with interest payable quarterly at 5.39% per annum. In consideration for the loan, the officers were granted 300,000 shares of the Company's common stock. The fair value of the shares was recorded as interest expense.
              The loan was repaid in August 1998.

              In July 1998, an officer of the Company loaned $100,000 to the Company. This amount, plus an origination fee of $5,000, was required to be repaid on the earlier of October 29, 1998 or the day that a closing occurs pursuant to the Triadic Restaurant Group agreement. The loan was repaid in August 1998 due to the closing of the agreement.

              Interest expense and fees, related to loans from officers for 1998 and 1997, were $18,500 and $53,900.

Note  9 -     Forgiveness of Debt
              Forgiveness of debt of $80,088 for the year ended December 31, 1997 resulted from negotiations with vendors.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 10 -     Income Taxes
                                                                                         December 31,
                                                                                  1998                  1997
                    Loss carryforwards                                     $         686,000     $       1,100,000
                    Installment gain on sale of assets                               877,000               675,000
                    Allowance for doubtful accounts                                   23,000                     -
                                                                           ------------------    ------------------

                    Gross deferred tax asset                                       1,586,000             1,775,000
                    Valuation allowance                                           (1,586,000)           (1,775,000)
                                                                           ------------------    ------------------

                    Net deferred tax asset                                 $               -     $               -
                                                                           ==================    ==================

              The provision for income taxes for the year ended December 31, 1998 was reduced $450,000 by the benefit of net operating loss carryforwards.

              At December 31, 1998, the Company has net operating loss carryforwards for financial reporting purposes of approximately $1,700,000 available to offset future taxable income. These carryforwards expire in the years 2009 through 2012 for federal income tax purposes, and 2001 through 2004 for state income tax purposes. Utilization of the net operating loss carryforwards may be significantly limited, based on changes in the Company's ownership.

Note 11 -     Stock Option Plan
              The Company's 1993 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 450,000 shares of the Company's common stock. All options granted have ten-year terms, other than 10% stockholders options which have five-year terms, and vest and become fully exercisable upon grant.

              The Company's 1996 Stock Option Plan has authorized the grant of options to directors, management and consultants for up to 500,000 shares of the Company's common stock.

              All  options   granted  have  ten-year   terms,   other  than  10%
              stockholders options which have five-year terms, and vest and become fully exercisable upon grant.

              Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for December 31:

                                                                                       1998                1997
                                                                                       ----                ----
                      Risk-free interest rate                                            5.7%                  6.0%
                      Expected volatility                                                175%                   73%
                      Dividend yield                                                       -                     -
                      Expected life                                                   5 years               3 years

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 11 -      Stock Option Plan - (continued)
               The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-valuation models require the input of highly subjective assumptions, including the expected stock price volatility.
               Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                     1998                1997
                  Pro forma net income (loss)                                $       1,811,770   $      (1,376,657)

                  Pro forma income (loss) per share
                           Basic                                             $             .44   $            (.45)
                           Diluted                                                         .43                (.45)

               There was no compensation expense recorded from stock options for the years ended December 31, 1998 and 1997.

               A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                                             Weighted-Average      Number of     Weighted-Average
                                                 Options      Exercise Price      Exercisable     Exercise Price
                  Outstanding
                    December 31, 1996             405,312       $    1.68            405,312       $      1.68

                      Granted                     752,500            1.59
                      Exercised                         -               -
                      Terminated                  (10,000)           1.94
                                            --------------

                  Outstanding
                    December 31, 1997           1,147,812       $    1.62          1,097,812       $      1.61

                      Granted                     716,672             .50
                      Exercised                         -               -
                      Terminated               (1,051,000)           1.59
                                            --------------

                  Outstanding
                    December 31, 1998             813,484       $     .65            643,484       $       .67

                  Weighted-average fair
                   value of options granted
                   during the year                                  1998            1997

                         Where exercise price
                          equals stock price                    $      .50        $      .38

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 11 -      Stock Option Plan - (continued)
               Following is a summary of the status of stock options outstanding at December 31, 1998:

                                            Outstanding Options                             Exercisable Options

                                                      Weighted-
                                                       Average          Weighted-                      Weighted-
                      Exercise                        Remaining          Average                        Average
                     Price Range     Number       Contractual Life   Exercise Price      Number     Exercise Price
                  $   .50 - .50      714,484            4.0            $     .50         594,484       $    .50
                  $ 1.50 - 1.94       99,000            7.3            $    1.74          49,000       $   1.21

               The Company has outstanding 1,453,000 redeemable Class A warrants, each to purchase one share of common stock, and one Class B warrant for $4; and 557,750 redeemable Class B warrants, each to purchase one share of common stock for $5. No warrants have been redeemed through December 31, 1998. The Class A warrants expire May 1999, and the Class B warrants expire May 2001.

Note 12 -      Earnings Per Share
               For 1998, dilutive potential common shares, all of which relate to the stock options, were 41,736.

Note 13 -      Supplemental Cash Flow Information
               During the year ended  December  31,  1998,  the  Company  issued
               303,800  shares of its  common  stock as payment  for  consulting
               services   rendered   and   interest   expense  on  certain  debt
               obligations in the amount of $240 and $57,150, respectively, the fair value of the shares on the dates of issuance.

               During the years ended December 31, 1998 and 1997, the Company paid interest of $169,000 and $84,000, respectively.

Note 14-       Major Customers
               The Company had two major customers who accounted for 85% of wholesale sales for 1998 and 77% for 1997. These same customers accounted for substantially all of the Company's accounts receivable as of December 31, 1998 and 1997.

Note 15 -      Commitments and Contingencies
               Rent
               The Company leases space for its main offices and wholesale bakery operation under noncancelable operating leases.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 15 -     Commitments and Contingencies - (continued)
              Rent - (continued)
              Aggregate minimum annual payments due under these leases are as follows:

                       Year Ending
                      December 31,

                          1999                              $        115,000
                          2000                                        96,000
                          2001                                        32,000
                                                            -----------------
                                                            $        243,000

              Rent expense charged to operations for the years ended December 31, 1998 and 1997 amounted to $129,000 and $168,000, respectively.

              Litigation
              The Company is presently, and from time to time, involved in routine litigation, including litigation with vendors, suppliers, and franchisees. In management's opinion, none of the litigation in which the Company is currently involved is material to its financial condition or results of operations.

Note 16 -     Year 2000
              The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 software failures. All of the Company's internal operating systems are on schedule for compliance and should be completed by August 1999. The Company has been upgrading its systems since September 1998 and has notified all of its customers of the need for upgrade where necessary. All costs to develop these software changes were expensed as incurred during 1998, which represent approximately $6,000. The remaining costs to modify the Company's systems for Year 2000 compliance are expected to be less than $5,000.

              In addition to Year 2000 software and equipment implementation activities, the Company intends to contact major suppliers to assess their compliance. The Company cannot assess the effect of Year 2000 programs implemented by their customers and suppliers.

Note 17 -     New Accounting Standards
              Derivative Instruments and Hedging Activities
              In June 1998,  the  Financial  Accounting  Standards  Board issued
              Statement of Financial  Accounting Standards No. 133 ("SFAS 133"),
              "Accounting for Derivative  Instruments  and Hedging  Activities."
              SFAS 133 establishes accounting and reporting standards for derivatives as either assets or liabilities and measures them at fair value. Under certain conditions, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. Otherwise, gains and losses from derivatives are recognized currently in the results of operations.
              The Company will adopt SFAS 133 in the fiscal year ending December
              31, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.