Form 10QSB
period 1999-03-31
PARAMARK ENTERPRISES INC
filed 1999-05-13
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999 .

[ ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT
     For the transition period from ____________ to ____________

                  Commission file number  0-23026

                        Paramark Enterprises, Inc.
--------------------------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

         Delaware                          22-3261564
 ----------------------------          -------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification
 of incorporation or organization)      No.)

                  One Harmon Plaza, Secaucus, New Jersey 07094
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-422-0910
--------------------------------------------------------------------------------
                 (Issuer's telephone number including area-code)

                                 Not Applicable
--------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

       Common Stock, $.01 par value - 3,393,383 shares as of May 10, 1999.

Transitional Small Business disclosure Format (check one):
         Yes  __X__     No ___

                           Paramark Enterprises Inc.


PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          INDEX TO FINANCIAL STATEMENTS                                    PAGE

          Balance Sheets at December 31, 1998 and                            3
          March 31, 1999.

          Statements of Operations for the three months                      4
          ended March 31, 1998 and March 31, 1999.

          Statements of Cash Flows for the three months                      5
          ended March 31, 1998 and March 31, 1999.

          Notes to Financial Statements                                      6


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9

PART II

Item 1    Legal Proceedings                                                 14

Item 2    Changes in Securities                                             14

Item 3    Defaults upon Senior Securities                                   14

Item 4    Submission of Matters to a Vote
          of Security Holders                                               14

Item 5    Other Information                                                 14

Item 6    Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15

PART I - FINANCIAL INFORMATION   ITEM 1 - FINANCIAL STATEMENTS

PARAMARK ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                      December 31,           March 31,
                                                                         1998                  1999
                                                                       (Audited)             (Unaudited)
                                     ASSETS

Current Assets:
  Cash                                                               $   790,873           $   504,672
  Accounts receivable, less allowance for doubtful accounts              326,217               226,627
  Notes receivable - current maturities                                  500,000               500,000
  Inventory                                                              167,956               172,454
  Prepaid expenses and other current assets, net                          44,352                72,408
                                                                     -----------           -----------
        Total current assets                                           1,829,398             1,476,161

Property and equipment                                                   517,140               510,560

Notes receivable, net of current maturities                              375,000               273,108
                                                                     -----------           -----------

    Total Assets                                                     $ 2,721,538           $ 2,259,829
                                                                     ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                            $   601,593           $   410,693
    Current maturities of long-term debt                                  13,938                66,223
                                                                     -----------           -----------
    Total current liabilities                                            615,531               476,916

Long-term debt, net of current maturities                                 55,522                     0
                                                                     -----------           -----------

    Total liabilities                                                    671,053               476,916
                                                                     -----------           -----------


                              STOCKHOLDERS' EQUITY

Preferred Stock                                                                0                     0
Common Stock                                                              33,740                33,935
Additional paid-in capital                                             6,813,704             6,822,032
Accumulated deficit                                                   (4,796,959)           (5,033,946)
                                                                     -----------           -----------
                                                                       2,050,485             1,822,020
                                                                     -----------           -----------
Less, treasury stock at cost                                                   0               (39,107)
                                                                     -----------           -----------

    Total stockholders' equity                                         2,050,485             1,782,913
                                                                     -----------           -----------

    Total Liabilities and Stockholders' Equity                       $ 2,721,538           $ 2,259,829
                                                                     ===========           ===========


                       SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 For the Three Months
                                                                     Ended March 31,
                                                                     ---------------
                                                               1998                  1999
                                                               ----                  ----
Revenue:
    Wholesale sales                                        $ 1,223,996           $   716,977
    Sales from Company-owned stores                             35,530                     0
    Royalties, licensing fees and other                         30,000                     0
                                                           -----------           -----------
        Total revenue                                        1,289,526               716,977

Operating expenses:
    Cost of goods sold                                       1,003,173               604,045
    Bakery selling, general and administrative                 231,540               190,434
    Corporate selling, general and administrative              357,520               180,853
                                                           -----------           -----------
        Total operating expenses                             1,592,233               975,332
                                                           -----------           -----------

Loss from operations                                          (302,707)             (258,355)
                                                           -----------           -----------

Other income (expense):
    Interest income (expense), net                              (6,329)               (3,178)
    Gain from sale of assets                                         0                14,820
    Other income                                                     0                 9,727
                                                           -----------           -----------
        Total other income (expense)                            (6,329)               21,369
                                                           -----------           -----------

Net loss                                                   ($  309,036)          ($  236,986)
                                                           ===========           ===========


Net loss per common share                                  ($     0.10)          ($     0.07)
                                                           ===========           ===========

Weighted average number of
    common shares outstanding                                3,145,907             3,379,300
                                                           ===========           ===========



                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                      ---------------
                                                                                 1998               1999
                                                                                 ----               ----
Cash flow from operating activities:
    Net loss                                                                  ($309,036)          ($236,986)
Adjustments to reconcile net loss to net cash from
    operating activities:
        Depreciation and amortization                                            35,864              25,265
        Noncash interest expense                                                 56,250               8,522
        Noncash consulting fee                                                    1,140                   0
        Gain from sale of assets                                                      0             (15,210)
        Gain from forgiveness of debt                                                 0              (9,727)
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                             (427,832)             91,692
        (Increase) decrease in notes receivable                                 (57,120)                  0
        (Increase) decrease in inventories                                       39,557              (5,619)
        (Increase) decrease in prepaid expenses and other assets                (35,912)            (26,936)
        Increase (decrease) in accounts payable and accrued expenses            139,519            (181,173)
                                                                              ---------           ---------

        Net cash used in operating activities                                  (557,570)           (350,171)
                                                                              ---------           ---------

Cash flows from investing activities:
    Purchases of property and equipment                                         (27,332)            (18,685)
                                                                              ---------           ---------

    Net cash used in investing activities                                       (27,332)            (18,685)
                                                                              ---------           ---------

Cash flows from financing activities:
    Proceeds from financing                                                     469,391                   0
    Proceeds from notes receivable                                                    0             125,000
    Purchases of treasury stock                                                       0             (39,107)
    Net repayments of notes payable                                                   0              (3,237)
                                                                              ---------           ---------

    Net cash provided by financing activities                                   469,391              82,656
                                                                              ---------           ---------

Net decrease in cash                                                           (115,511)           (286,200)

Cash at beginning of period                                                     122,561             790,873
                                                                              ---------           ---------

Cash at end of period                                                         $   7,050           $ 504,673
                                                                              =========           =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                           Paramark Enterprises, Inc.
                         Notes to Financial Statements
                                  (Unaudited)

Note 1 - Basis of Presentation

    The accompanying financial statements have been prepared by the Company, in accordance with generally accepted accounting principles and pursuant to the Rules and Regulations of the Securities and Exchange Commission, and except for the Balance Sheet at December 31, 1998, all statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of financial results for the full year.

    Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. It is suggested that these unaudited financial statements be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998. There have been no significant changes of accounting policies since December 31, 1998.

Note 2 - Net Income (Loss) Per Common Share

    Net income  (loss) per common  share is  calculated  by dividing  net income
    (loss) by the weighted average number of shares of common stock outstanding for each period presented. For purposes of the 1998 and 1999 computations, shares issuable upon the exercise of all common stock purchase options and warrants outstanding have been excluded from the computation of weighted average shares outstanding since their effect is antidilutive.

Note 3 - Income Taxes

    No provision for income taxes has been made for the three months ended March 31, 1999 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at March 31, 1999. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at March 31, 1999.

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

Note 5 - Short Term Financing

    In September 1997 the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by Wal-Mart accounts receivable. The terms of this loan agreement provided for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. In addition, the Company granted Gelt 3,000 shares of its common stock as a loan origination fee. The credit line had a zero balance on March 31, 1999.

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

Forward Looking Statements

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


Balance Sheet Information

    Total assets decreased by $461,709 from $2,721,538 to $2,259,829 due primarily to a decrease in cash and notes receivable. Cash decreased to $504,672 on March 31, 1999 from $790,873 on December 31, 1998 due to payments of outstanding indebtedness. Notes receivable - net of current maturities as of March 31, 1999 decreased to $273,108 from $375,000 on December 31, 1998 due to payments received on outstanding notes receivable. Total liabilities as of March 31, 1999 decreased to $476,916 from $671,053 on December 31, 1998 due to payments of outstanding indebtedness. These decreases in total assets and total liabilities reflect payments of outstanding indebtedness out of the proceeds received from the sale of certain assets under the 1998 Triarc Agreement as more fully discussed in Note 4 to the unaudited financial statements.

RESULTS OF OPERATIONS (for the three month period ended March 31, 1999 compared to the three month period ended March 31, 1998).

    The following tables set forth the components of the Company's revenue:

                                      Three Months Ended March 31,
                                      ----------------------------
                                          1999           1998
                                          ----           ----

     Wholesale sales                  $  716,977     $1,223,996
     Company-owned bakery sales                0         35,530
     Royalties and licensing fees              0         30,000
                                      ----------     ----------
     Total Revenue                    $  716,977     $1,289,526

    Wholesale sales decreased by 41% to $716,977 for the three months ended March 31, 1999 from $1,223,996 for the three months ended March 31, 1998. This decrease in sales for the three months ended March 31, 1999 was primarily the result of sales of T.J. Cinnamons branded products to Walmart Super Centers for a seasonal promotion during the three months ended March 31, 1998 which did not recur during the three months ended March 31, 1999. The Company is continuing to develop its wholesale sales through alliances with food brokers including Le Grand Marketing, representing retail grocery stores in Southern California, Nasser Marketing, representing grocery stores in Arizona, DND Sales, representing grocery stores in Northern California and American Sales and Marketing, representing membership club stores nationwide. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company's marketing efforts are centered on the following core products: (a) T.J.
Cinnamons Gourmet Cinnamon Rolls and Gourmet Sticky Rolls; (b) T.J. Cinnamons CinnaChips; (c) Gourmet Rugalach; (d) Gourmet Brownies sold under the Hershey's label; (e) Gourmet Bundt Cakes; (f) Gourmet Specialty Cakes and (g) Layer Cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution. Based on the terms of the 1998 Triarc Agreement, the Company's license agreement with Triarc pursuant to which it is licensed to manufacture and sell "T.J. Cinnamons" branded products expired on December 31, 1998. Triarc has granted the Company two three month extensions which expire on June 30, 1999. During the three months ended March 31, 1999, sales of T.J. Cinnamons branded products represented 23% of the Company's wholesale sales.

    The Company is currently selling products to the following accounts: Ralphs Supermarkets, Food-4-Less Supermarkets, Luckys Supermarkets, H.E. Butt Supermarkets, Giant Supermarkets, Fry's Supermarkets and Costco Wholesale Clubs. During the three months ended March 31, 1999, sales to Ralphs Supermarkets and Food-4-Less Supermarkets represented 89% of the Company's wholesale sales.

    Company-owned bakery sales decreased to $0 for the three months ended March 31, 1999 from $35,530 for the three months ended March 31, 1998. This bakery sales decrease resulted from the closing of the Company's retail bakery located in the Poughkeepsie Galleria Mall in August 1998. The closing of this bakery was required under the terms of the 1998 Triarc Agreement.

    Royalty and licensing fee revenues decreased to $0 for the three months ended March 31, 1999 from $30,000 for the three months ended March 31, 1998. This decrease in royalties and licensing fees resulted from a decrease in franchise royalty collections due to the terms of the 1998 Triarc Agreement whereby the Company sold all its interests as franchisor in the T.J. Cinnamons franchise agreements, and as a result, did not receive any further royalty fees following the closing in August 1998.

    Cost of goods sold decreased by 40% to $604,045 for the three months ended March 31, 1999 from $1,003,173 for the three months ended March 31, 1998 resulting from decreased wholesale sales resulting from a decreased volume of wholesale sales to supermarkets chains and membership club chains.

    Bakery selling, general and administrative expenses decreased by 18% to $190,434 for the three months ended March 31, 1999 from $231,540 for the three months ended March 31, 1998 resulting from decreases in bakery selling, general and administrative expenses associated with a lower volume of wholesale sales.

    Corporate selling, general and administrative expenses decreased by 49% to $180,853 for the three months ended March 31, 1999 from $357,520 for the three months ended March 31, 1998. These decreases were primarily from reduced legal, accounting and consulting expenses incurred as a result of the failed Commonwealth private placement offering during the three months ended March 31, 1998, and a reduction in management fees resulting from a termination of the Triarc Management Agreement in August 1998.

    Net interest expense for the three months ended March 31, 1999 was $3,178 as compared to net interest expense for the three months ended March 31, 1998 of $6,329. This increase in net interest expense resulted primarily from a decrease in borrowings through the Gelt credit line.

    Gain from sale of assets for the three months ended March 31, 1999 was $14,820 as compared to gain from sale of assets of $0 for the three months ended March 31, 1998. The net gain from sale of assets during the three months ended March 31, 1999 was the result of additional consideration received from Triarc relating to 1998 Triarc Agreement.

    Other income increased to $9,727 for the three months ended March 31, 1999 from $0 for the three months ended March 31, 1998. This increase in other income resulted from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.

    LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1999, the Company had a working capital balance of approximately $1.0 million. During the three months ended March 31, 1999, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues.

    The Company used net cash in operating activities in the amount of $350,171 for the three months ended March 31, 1999, as compared to $557,570 for the three months ended March 31, 1998.

The Company used net cash in investing activities in the amount of $18,685 for the three months ended March 31, 1999, as compared to net cash used in investing activities in the amount of $27,332 for the three months ended March 31, 1998. The Company received net cash from financing activities in the amount of $82,656 for the three months ended March 31, 1999 as compared to net cash received from financing activities in the amount of $469,391 for the three months ended March 31, 1998.

    In September 1997, the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by the Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. The credit line balance was $0 on March 31, 1999.

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

    In August 1998, the Company closed an agreement with TJ Holding Company, Inc., a wholly owned subsidiary of Triarc Restaurant Group and Arby's, Inc. d/b/a/ Triarc Restaurant Group (the "1998 Triarc Agreement") pursuant to which the Company sold all of its rights and interests under the existing T.J. Cinnamons franchise agreements and will terminate the purchase agreement dated September 3, 1996 and the license agreement and management agreement entered into with Triarc Restaurant Group and affiliates dated August 29, 1996. The Company received payments under the 1998 Triarc Agreement aggregating $4.0 million of which $3.0 million was paid in cash and $1.0 million was paid in the form of a non-interest bearing promissory note payable over 24 months. The agreement further provides for a contingent additional payment of up to $1.0 million conditioned on the Company's attainment of certain sales targets of T.J. Cinnamons products for the fiscal year ending December 31, 1998. Based on actual sales for the fiscal year ended December 31, 1998, the Company did not achieve these sales targets, and as a result, the Company did not receive any of the conditional additional payments under the 1998 Triarc Agreement.

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

    As part of its Year 2000 compliance program, the Company is in the process of contacting and surveying all of its vendors and suppliers with whom the Company does a material amount of business to determine whether these parties' systems are subject to Year 2000 issues. The failure of the Company's vendors and suppliers to convert their systems on a timely basis may have a material adverse effect on the Company's operations. The Company is in the process of developing a contingency plan in the even these vendors and suppliers are not Year 2000 compliant on a timely basis.

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

                    Exhibit Number            Description

                         27                   Financial Data Schedule

          (b)  Reports on Form 8-K.

               The Company did not file any current reports on Form 8-K for the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                      Paramark Enterprises, Inc.




Dated: May 13, 1998                   By:  /s/ Charles N. Loccisano
       ------------                        ----------------------------------
                                           Charles N. Loccisano,
                                           Chairman and Chief Executive Officer




                                      By:  /s/ Alan S. Gottlich
                                           ----------------------------------
                                           Alan S. Gottlich,
                                           President and Chief Financial Officer
                                           (Principal Accounting Officer)