Form 10QSB
period 1999-06-30
PARAMARK ENTERPRISES INC
filed 1999-08-05
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999.

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

                                  201-422-0910
                 (Issuer's telephone number including area-code)

                  One Harmon Plaza, Secaucus, New Jersey 07094
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

     Common Stock, $.01 par value - 3,393,383 shares as of August 10, 1999.

Transitional Small Business disclosure Format (check one):
         Yes      No   X

                           Paramark Enterprises Inc.

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS                                         PAGE

                  Balance Sheets at December 31, 1998 and                                 2
                  June 30, 1999.

                  Statements of Operations  for the three and six months ended            3
                  June 30, 1998 and June 30, 1999.

                  Statements  of Cash Flows for the three and six months ended            4
                  June 30, 1998 and June 30, 1999.

                  Notes to Financial Statements                                           5


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   8

PART II

Item 1   Legal Proceedings                                                               15

Item 2   Changes in Securities                                                           15

Item 3   Defaults upon Senior Securities                                                 15

Item 4   Submission of Matters to a Vote
           of Security Holders                                                           15

Item 5   Other Information                                                               15

Item 6   Exhibits and Reports on Form 8-K                                                15

SIGNATURES                                                                               16

PART I - FINANCIAL INFORMATION   ITEM 1 - FINANCIAL STATEMENTS

PARAMARK ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                 December 31,      June 30,
                                                                     1998            1999
                                                                  (Audited)       (Unaudited)
ASSETS

Current Assets:
  Cash                                                          $   790,873      $   516,413
  Accounts receivable, less allowance for doubtful accounts         326,217          259,212
  Notes receivable - current maturities                             500,000          500,000
  Inventory                                                         167,956          141,196
  Prepaid expenses and other current assets, net                     44,352           60,736
                                                                -----------      -----------
        Total current assets                                      1,829,398        1,477,557

Property and equipment                                              517,140          547,444
Notes receivable, net of current maturities                         375,000          140,209
                                                                -----------      -----------

    Total Assets                                                $ 2,721,538      $ 2,165,210
                                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                       $   601,593      $   465,622
    Current maturities of long-term debt                             13,938           26,768
                                                                -----------      -----------
    Total current liabilities                                       615,531          492,390


Long-term debt, net of current maturities                            55,522           93,486
                                                                -----------      -----------

    Total liabilities                                               671,053          585,876
                                                                -----------      -----------


STOCKHOLDERS' EQUITY

Preferred Stock                                                           0                0
Common Stock                                                         33,740           33,935
Additional paid-in capital                                        6,813,704        6,822,032
Treasury stock                                                            0          (39,109)
Accumulated deficit                                              (4,796,959)      (5,237,524)
    Total stockholders' equity                                    2,050,485        1,579,334
                                                                -----------      -----------

    Total Liabilities and Stockholders' Equity                  $ 2,721,538      $ 2,165,210
                                                                ===========      ===========


SEE NOTES TO FINANCIAL STATEMENTS

PARAMARK ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                         For the Three Months            For the Six Months
                                                            Ended June 30,                  Ended June 30,
                                                     -------------------------------------------------------------
                                                         1998            1999            1998            1999
------------------------------------------------------------------------------------------------------------------
Revenue:
    Wholesale sales                                  $ 1,266,710     $ 1,001,297     $ 2,490,697     $ 1,718,274
    Sales from Company-owned stores                       36,584               0          72,114               0
    Royalties and licensing fees                          30,000               0          60,000               0
                                                     -----------     -----------     -----------     -----------
        Total revenue                                  1,333,294     $ 1,001,297       2,622,811     $ 1,718,274

Operating expenses:
    Cost of goods sold                                 1,100,767         797,309       2,120,231
                                                                                                       1,401,353
    Bakery selling, general and administrative           279,634         215,311         531,767         405,745
    Corporate selling, general and administrative        205,692         201,945         469,019
                                                     -----------     -----------     -----------     -----------
                                                                                                         382,804
        Total operating expenses                       1,586,093       1,214,574       3,121,017       2,189,902
                                                     -----------     -----------     -----------     -----------
Loss from operations                                    (252,799)       (213,276)       (498,206)       (471,627)
                                                     -----------     -----------     -----------     -----------

Other income (expense):
    Interest income (expense), net                       (41,948)         (2,766)       (105,577)         (5,944)
    Gain (loss) from sale of assets                      (10,157)         (9,727)        (10,157)         14,820
    Other income                                               0          22,187               0          22,187
                                                     -----------     -----------     -----------     -----------
        Total other income (expense)                     (52,105)          9,694        (115,734)         31,063
                                                     -----------     -----------     -----------     -----------

Net income (loss)                                    $  (304,904)    ($  203,582)    ($  613,940)    ($  440,564)
                                                     ===========     ===========     ===========     ===========


Net income (loss) per common share                   ($     0.10)    ($     0.06)    ($     0.19)    ($     0.14)
                                                     ===========     ===========     ===========     ===========



Weighted average number of
    common shares outstanding                          3,197,960       3,390,043       3,197,960       3,390,043
                                                     ===========     ===========     ===========     ===========


SEE NOTES TO FINANCIAL STATEMENTS

PARAMARK ENTERPRISES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                For the Six Months
                                                                                  Ended June 30,
                                                                              1998              1999
Cash flow from operating activities:
    Net income (loss)                                                       ($613,941)    ($440,564)
    Adjustments to reconcile net income (loss) to net cash from operating activities:
        Depreciation and amortization                                          73,121        52,776
        Gain from forgiveness of debt                                               0       (22,187)
        (Gain) loss from sale of equipment                                     10,157       (15,210)
        Noncash consulting fees and interest expense                           57,390         8,522
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                            (19,984)       67,005
        (Increase) decrease in inventories                                     63,649        25,639
        (Increase) decrease in prepaid expenses and other current assets       (4,983)      (15,264)
        (Increase) decrease in deferred transaction costs                     (27,842)            0
        Increase (decrease) in accounts payable and accrued expenses          233,076      (113,782)

Net cash used in operating activities                                        (229,357)     (453,064)
                                                                            ---------     ---------

Cash flows from investing activities:
    Purchases of equipment                                                   (133,252)      (83,081)
                                                                            ---------     ---------

Net cash used in investing activities                                        (133,252)      (83,081)
                                                                            ---------     ---------

Cash flows from financing activities:
    Proceeds from financing                                                   970,991        57,428
    Proceeds from notes receivable                                             (1,698)      250,000
    Purchases of treasury stock                                                     0       (39,107)
    Payment of notes payable                                                 (729,245)       (6,634)

Net cash provided by financing activities                                     240,048       261,686
                                                                            ---------     ---------

Net increase (decrease) in cash                                              (122,561)     (274,459)

Cash at beginning of period                                                   122,561       790,873

Cash at end of period                                                       $       0     $ 516,414
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

Note 3 - Income Taxes

    No provision for income taxes has been made for the six months ended June 30, 1999 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at June 30, 1999. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at June 30, 1999.

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

    Simultaneous with the closing of the purchase agreement in August 1996, the Company entered into an agreement with Heinz Bakery Products to terminate the 1992 manufacturing and license agreement. Under the terms of the agreement, the Company paid Heinz Bakery Products $600,000 at closing, and assigned to Heinz the Triarc promissory note in the amount of $100,000 payable with interest in equal installments over a two year period.

     In August 1998, the Company closed an agreement with TJ Holding Company, Inc., a wholly owned subsidiary of Triarc and Arby's, Inc. d/b/a/ Triarc (the "1998 Triarc Agreement") pursuant to which the Company sold all of its rights and interests under the existing T.J. Cinnamons franchise agreements and terminated the purchase agreement dated June 3, 1996 and the license agreement and management agreement entered into with Triarc and affiliates dated August 29, 1996. The Company received payments under the 1998 Triarc Agreement aggregating $4,000,000 of which $3,000,000 was paid in cash and $1,000,000 was tendered in the form of a non-interest bearing promissory note payable over 24 months.

Note 5 - Short Term Financing

     In September 1997 the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by Wal-Mart accounts receivable. The terms of this loan agreement provided for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. In addition, the Company granted Gelt 3,000 shares of its common stock as a loan origination fee. The credit line had a zero balance on June 30, 1999.

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

Balance Sheet Information

    Total assets decreased by $556,328 from $2,721,538 on December 31, 1998 to $2,165,210 on June 30, 1999 due primarily to a decrease in cash and notes receivable. Cash decreased to $516,413 on March 31, 1999 from $790,873 on December 31, 1998 due to repayments of outstanding indebtedness. Notes receivable - net of current maturities as of June 30, 1999 decreased to $140,209 from $375,000 on December 31, 1998 due to payments received on outstanding notes receivable. Total liabilities as of June 30, 1999 decreased to $585,876 from $671,053 on December 31, 1998 due to repayments of outstanding indebtedness. These decreases in total assets and total liabilities reflect repayments of outstanding indebtedness out of the proceeds received from the sale of certain assets under the 1998 Triarc Agreement as more fully discussed in Note 4 to the unaudited financial statements.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

    RESULTS OF OPERATIONS (for the three and six month periods ended June 30, 1999 compared to the three and six month periods ended June 30, 1998).

    The following tables set forth the components of the Company's revenue:

                                                Three Months Ended June 30,
                                                 1998              1999

          Wholesale sales                     $1,266,710        $1,001,297
          Company-owned bakery sales              36,584                 0
          Royalties and licensing fees            30,000                 0
                                              ----------        ----------
          Total Revenue                       $1,333,294        $1,001,297
                                              ==========        ==========



                                                 Six Months Ended June 30,
                                                 1998              1999

          Wholesale sales                     $2,490,697        $1,718,274
          Company-owned bakery sales              72,114                 0
          Royalties and licensing fees            60,000                 0
                                              ----------        ----------
          Total Revenue                       $2,622,811        $1,718,274
                                              ==========        ==========

         Wholesale sales decreased by 21% to $1,001,297 for the three months ended June 30, 1999 from $1,266,710 for the three months ended June 30, 1998, and decreased by 31% to $1,718,274 for the six months ended June 30, 1999 from $2,490,697 for the six months ended June 30, 1998. These decreases in sales for the three and six months ended June 30, 1999 were primarily the result of sales of T.J. Cinnamons branded products to Walmart Super Centers for a seasonal promotion during the three and six months ended June 30, 1998 which did not recur during the three and six months ended June 30, 1999. The Company is continuing to develop its wholesale sales through alliances with food brokers including Le Grand Marketing, representing retail grocery stores in Southern California, Nasser Marketing, representing grocery stores in Arizona, DND Sales, representing grocery stores in Northern California. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company's marketing efforts are centered on the following core products: (a) T.J. Cinnamons Gourmet Cinnamon

Rolls and Gourmet Sticky Rolls; (b) T.J. Cinnamons CinnaChips; (c) Gourmet Rugalach; (d) Gourmet Brownies sold under the Hershey's label; (e) Gourmet Bundt Cakes; (f) Gourmet Specialty Cakes and (g) Layer Cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution. Based on the terms of the 1998 Triarc Agreement, the Company's license agreement with Triarc pursuant to which it is licensed to manufacture and sell "T.J. Cinnamons" branded products expired on December 31, 1998. Triarc has granted the Company two three month extensions and one six month extension which extends the agreement to December 31, 1999. During the six months ended June 30, 1999, sales of T.J. Cinnamons branded products represented 22% of the Company's wholesale sales.

         The Company is currently  selling  products to the following  accounts:
Ralphs Supermarkets, Food-4-Less Supermarkets, Luckys Supermarkets, Fry's Supermarkets, Smiths supermarkets, Raleys Supermarkets, Super Value
Supermarkets, Giant Supermarkets, and Walmart SuperCenters. During the six months ended June 30, 1999, sales to Ralphs Supermarkets represented 80% of the Company's wholesale sales.

         Company-owned bakery sales decreased to $0 for the three months ended June 30, 1999 from $36,584 for the three months ended June 30, 1998, and decreased to $0 for the six months ended June 30, 1999 from $72,114 for the six months ended June 30, 1998. These bakery sales decreases resulted from the Company closing the Poughkeepsie bakery in August 1998 pursuant to a lease termination settlement agreement with the landlord. The closing of the Poughkeepsie bakery was a condition under the 1998 Triarc Agreement.

         Royalty and licensing fee revenues decreased to $0 for the three months ended June 30 ,1999 from $30,000 for the three months ended June 30, 1998, and decreased to $0 for the six months ended June 30, 1999 from $60,000 for the six months ended June 30, 1998. These decreases in royalty and licensing fees were the result of the Company selling its rights under the T.J. Cinnamons franchise agreements pursuant to the 1998 Triarc Agreement. See "Business" in the Company's Annual Report on Form 10-KSB for additional information relating to the 1998 Triarc Agreement.

         Cost of goods sold decreased to $797,309 for the three months ended June 30, 1999 from $1,100,767 for the three months ended June 30, 1998, and decreased to $1,401,353 for the six months ended June 30, 1999 from $2,120,231 for the six months ended June 30, 1998. These decreases in cost of goods sold were primarily the result of the decreased volume of product sales to Walmart.

         Bakery selling, general and administrative expenses decreased by 23% to $215,311 for the three months ended June 30, 1999 from $279,634 for the three months ended June 30, 1998, and decreased by 24% to $405,745 for the six months ended June 30, 1999 from $531,767 for the six months ended June 30, 1998. These decreases in bakery selling, general and administrative expenses for the three and six months ended June 30, 1998 were primarily the result of decreases in selling, general and administrative costs associated with the Company's manufacturing plant in El Cajon, California.

         Corporate selling, general and administrative expenses decreased by 2% to $201,945 for the three months ended June 30, 1999 from $205,692 for the three months ended June 30, 1998, and decreased by 18% to $382,804 for the six months ended June 30, 1999 from $469,019 for the six months ended June 30, 1998. These decreases in corporate selling, general and administrative expenses for the three and six months ended June 30, 1999 were primarily the result of decreases in selling, general and administrative costs associated with the Company's executive offices located in Secaucus, New Jersey.

         Net interest expense for the three months ended June 30, 1999 was $2,766 as compared to net interest expense for the three months ended June 30, 1998 of $41,948, and net interest expense for the six months ended June 30, 1999 was $5,944 as compared to net interest income for the six months ended June 30, 1998 of $105,577. This reduction in net interest expense resulted primarily from reduced borrowings.

         Gain (loss) from sale of assets were ($9,727) for the three months ended June 30, 1999 as compared to ($10,157) for the three months ended June 30, 1998, and were $14,820 for the six months ended June 30, 1999 as compared to ($10,157) for the six months ended June 30, 1998. These gains (losses) from sale of assets resulted primarily from assets sold pursuant to the 1998 Triarc Agreement.

         Other income increased to $22,187 for the three months ended June 30, 1999 from $0 for the three months ended June 30, 1998, and increased to $22,187 for the six months ended June 30, 1999 from $0 for the six months ended June 30, 1998. These increases in other income for the three and six months ended June 30, 1999 resulted from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the Company had a working capital balance of approximately $985,000. During the six months ended June 30, 1999, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues.

         The Company used net cash in operating activities in the amount of $453,064 for the six months ended June 30, 1999, as compared to $229,357 for the six months ended June 30, 1998. The Company used net cash in investing activities in the amount of $83,081 for the six months ended June 30, 1999, as compared to net cash used in investing activities in the amount of $133,252 for the six months ended June 30, 1999. The Company received net cash from financing activities in the amount of $261,686 for the six months ended June 30, 1999 as compared to net cash received from financing activities in the amount of $240,048 for the six months ended June 30, 1998.

         In September 1997, the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by the Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. The credit line balance was $0 on June 30, 1999.

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

         As part of its Year 2000 compliance program, the Company has contacted and is in the process of surveying all of its vendors and suppliers with whom the Company does a material amount of business to determine whether these parties' systems are subject to Year 2000 issues. To date, all of the Company's vendors and suppliers who have responded to the Company's survey are Year 2000 compliant. The failure of the Company's vendors and suppliers to convert their systems on a timely basis may have a material adverse effect on the Company's operations. The Company is in the process of developing a contingency plan in the event any of its vendors and suppliers are not Year 2000 compliant on a timely basis.

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

                  None

Item 3.  Defaults upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Stockholders (the "Meeting") was held on June 10, 1999. The following is a description of the matters submitted to stockholders for their approval at the Meeting and the votes cast with respect thereto:

                                                                 Votes Cast
                  Proposal                                     For      Withheld

                  Election of directors for one year terms:
                           Charles Loccisano               2,904,071     40,425
                           Alan Gottlich                   2,905,071     39,425
                           Philip Friedman                 2,905,071     39,425
                           Paul Bergrin                    2,905,071     39,425

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           The following exhibits are filed herewith.

                           Exhibit Number            Description

                                27                   Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The Company did not file any current reports on Form 8-K for the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                           Paramark Enterprises, Inc.




Dated: August 10, 1999                By:  /s/ Charles N. Loccisano
                                           --------------------------------
                                           Charles N. Loccisano,
                                           Chairman and Chief Executive Officer




                                      By:  /s/ Alan S. Gottlich
                                           --------------------------------
                                           Alan S. Gottlich,
                                           President and Chief Financial Officer
                                           (Principal Accounting Officer)