Form 10QSB
period 1999-09-30
PARAMARK ENTERPRISES INC
filed 1999-11-12
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1999.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            For the transition period from ____________ to _________

                         Commission file number 0-23026

                           Paramark Enterprises, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                  22-3261564
-------------------------------------------------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification
 of incorporation or organization)           No.)

                  One Harmon Plaza, Secaucus, New Jersey 070940
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-422-0910
-------------------------------------------------------------------------------
                 (Issuer's telephone number including area-code)

             One Harmon Plaza, Secaucus, New Jersey 07094
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

    Common Stock, $.01 par value - 3,393,383 shares as of November 10, 1999.

Transitional Small Business disclosure Format (check one):
         Yes      No   X

                            Paramark Enterprises Inc.


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS                                    PAGE

         Balance Sheets at December 31, 1998 and                            3
         September 30, 1999.

         Statements of Operations for the three and nine                    4
         months ended Sept. 30, 1998 and Sept. 30, 1999.

         Statements of Cash Flows for the three and nine                    5
         months ended Sept. 30, 1998 and Sept. 30, 1999.

         Notes to Financial Statements                                      6


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9

PART II

Item 1   Legal Proceedings                                                 15

Item 2   Changes in Securities                                             15

Item 3   Defaults upon Senior Securities                                   15

Item 4   Submission of Matters to a Vote
                     of Security Holders                                   15

Item 5   Other Information                                                 15

Item 6   Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

PART I - FINANCIAL INFORMATION ITEM 1 - FINANCIAL STATEMENTS

                                  PARAMARK ENTERPRISES, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                 December 31,     Sept. 30,
                                                                     1998            1999
                                                                  (Audited)       (Unaudited)
                                            ASSETS

Current Assets:
  Cash                                                          $   790,873      $   350,176
  Accounts receivable, less allowance for doubtful accounts         326,217          521,056
  Notes receivable - current maturities                             500,000          520,987
  Inventory                                                         167,956          211,058
  Prepaid expenses and other current assets, net                     44,352           77,902
                                                                -----------      -----------
        Total current assets                                      1,829,398        1,681,179

Property and equipment                                              517,140          542,688
Notes receivable, net of current maturities                         375,000                0
                                                                -----------      -----------

    Total Assets                                                $ 2,721,538      $ 2,223,867
                                                                ===========      ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                       $   601,593      $   703,928
    Current maturities of long-term debt                             13,938           35,304
                                                                -----------      -----------
    Total current liabilities                                       615,531          739,232

Long-term debt, net of current maturities                            55,522          110,143
                                                                -----------      -----------

    Total liabilities                                               671,053          849,375
                                                                -----------      -----------


                                     STOCKHOLDERS' EQUITY

Preferred Stock                                                           0                0
Common Stock                                                         33,740           33,935
Additional paid-in capital                                        6,813,704        6,822,032
Treasury stock                                                            0          (39,109)
Accumulated deficit                                              (4,796,959)      (5,442,366)
                                                                -----------      -----------
    Total stockholders' equity                                    2,050,485        1,374,492
                                                                -----------      -----------

    Total Liabilities and Stockholders' Equity                  $ 2,721,538      $ 2,223,867
                                                                ===========      ===========


                               SEE NOTES TO FINANCIAL STATEMENTS

                                              PARAMARK ENTERPRISES, INC.
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                     (UNAUDITED)

                                                           For the Three Months             For the Nine Months
                                                              Ended Sept. 30,                 Ended Sept. 30,
                                                            -------------------            ---------------------
                                                          1998             1999             1998             1999
                                                      -----------      -----------      -----------      -----------
Revenue:
    Wholesale sales                                   $   876,811      $ 1,283,815       $3,367,508       $3,002,089
    Sales from company-owned stores                        14,113                0           86,227                0
    Royalties and licensing fees                           20,000                0           80,000                0
                                                      -----------      -----------      -----------      -----------

        Total revenue                                     910,925      $ 1,283,815        3,533,736      $ 3,002,089

Operating expenses:
    Cost of goods sold                                    844,300        1,008,378        2,964,532        2,409,730
    Bakery selling, general and administrative            247,307          290,833          779,074          696,578
    Corporate selling, general and administrative         173,377          189,079          642,396          571,883
                                                      -----------      -----------      -----------      -----------
 Total operating expenses                               1,264,984        1,488,290        4,386,002        3,678,191
                                                      -----------      -----------      -----------      -----------

Loss from operations                                     (354,059)        (204,475)        (852,266)        (676,102)
                                                      -----------      -----------      -----------      -----------


Other income (expense):
    Interest income (expense), net                        (41,988)          (3,439)        (147,566)          (9,383)
    Gain (loss) from sale of assets                     3,322,568                0        3,290,505           14,820
    Loss from relocation of bakery                       (128,192)               0         (129,192)               0
    Other income                                                0            3,072                0           25,259
                                                      -----------      -----------      -----------      -----------
        Total other income (expense)                    3,151,387             (367)       3,035,653           30,696
                                                      -----------      -----------      -----------      -----------


Net income (loss)                                     $ 2,797,328      ($  204,842)     $ 2,183,387      ($  645,406)
                                                      ===========      ===========      ===========      ===========


Net income (loss) per common share                    $      0.86      ($     0.06)     $      0.67      ($     0.19)
                                                      ===========      ===========      ===========      ===========



Weighted average number of
    common shares outstanding                           3,257,246        3,391,169        3,257,246        3,391,169
                                                      ===========      ===========      ===========      ===========

                                          SEE NOTES TO FINANCIAL STATEMENTS

                                            PARAMARK ENTERPRISES, INC.
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                      For the Nine Months
                                                                                       Ended September 30,
                                                                                    1998                 1999
                                                                                -----------         -----------
Cash flow from operating activities:
    Net income (loss)                                                           $ 2,183,387         ($  645,406)
Adjustments to reconcile net income (loss) to net cash from
    operating activities:
        Depreciation and amortization                                               107,827              82,800
        Gain from forgiveness of debt                                                     0             (23,212)
        Gain from sale of assets                                                 (3,312,410)                  0
        (Gain) loss from sale of equipment                                                0             (15,210)
        Non cash loss from sale of assets                                             1,406                   0
        Non cash loss from relocation of bakery                                      20,499                   0
        Non cash consulting fees and interest expense                                57,390               8,522
        Net write off of receivable resulting from asset sale                       (26,845)                  0
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                  (31,284)           (200,618)
        (Increase) decrease in inventories                                           (9,607)            (44,223)
        (Increase) decrease in prepaid expenses and other current assets            (38,126)            (32,430)
        Increase (decrease) in accounts payable and accrued expenses               (452,691)            125,547
                                                                                -----------         -----------


Net cash used in operating activities                                            (1,500,454)           (744,230)
                                                                                -----------         -----------


Cash flows from investing activities:
    Proceeds from sale of assets                                                  2,798,052                   0
    Purchases of equipment                                                         (174,775)           (108,347)
                                                                                -----------         -----------

Net cash provided by (used in) investing activities                               2,623,277            (108,347)
                                                                                -----------         -----------

Cash flows from financing activities:
    Proceeds from financing                                                       1,315,893              75,987
    Proceeds from notes receivable                                                   69,837             375,000
    Purchases of treasury stock                                                           0             (39,107)
    Payment of notes payable
                                                                                 (1,571,353)                  0
                                                                                -----------         -----------

Net cash provided by (used in) financing activities                                (185,623)            411,880
                                                                                -----------         -----------

Net increase (decrease) in cash                                                     937,200            (440,697)

Cash at beginning of period                                                         122,561             790,873
                                                                                -----------         -----------

Cash at end of period                                                           $ 1,059,761         $   350,176
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

Note 3 - Income Taxes

    No provision for income taxes has been made for the nine months ended September 30, 1999 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 1999. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at September 30, 1999.

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

    The Company received payments of $1,790,000 at the closing, a promissory note in the amount of $1,650,000 paid over fifteen (15) months and a promissory note in the amount of $100,000 paid over twenty four (24) months.

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

Note 5 - Short Term Financing

     In September 1997 the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by the Company's Wal-Mart accounts receivable. The terms of this loan agreement provided for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. In addition, the Company granted Gelt 3,000 shares of its common stock as a loan origination fee. The credit line had a zero balance on September 30, 1999.

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

Forward Looking Statements
--------------------------

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

Balance Sheet Information
-------------------------

    Total assets decreased by $497,671 from $2,721,538 on December 31, 1998 to $2,223,867 on September 30, 1999 due primarily to a decrease in cash and notes receivable. Cash decreased to $350,176 on September 30, 1999 from $790,873 on December 31, 1998 due to continuing losses from operating activities and repayments of outstanding indebtedness. Notes receivable - net of current maturities as of September 30, 1999 decreased to $0 from $375,000 on December 31, 1998 due to payments received on outstanding notes receivable. Total liabilities as of September 30, 1999 decreased to $849,375 from $671,053 on December 31, 1998 due to an increase in accounts payable and accrued expenses resulting from increased sales, and an increase in notes payable from equipment financing.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

    RESULTS OF OPERATIONS (for the three and nine month periods ended September 30, 1999 compared to the three and nine month periods ended September 30,
    1998).

    The following tables set forth the components of the Company's revenue:

                                              Three Months Ended September 30,
                                                  1998             1999

          Wholesale sales                     $  876,811        $1,283,815
          Company-owned bakery sales              14,113                 0
          Royalties and licensing fees            20,000                 0
                                              ----------        ----------
          Total Revenue                       $  910,925        $1,283,815

                                              Nine Months Ended September 30,
                                                 1998              1999

          Wholesale sales                     $3,367,508        $3,002,089
          Company-owned bakery sales              86,227                 0
          Royalties and licensing fees            80,000                 0
                                              ----------        ----------
          Total Revenue                       $3,533,736        $3,002,089


         Wholesale sales increased by 46% to $1,283,815 for the three months ended September 30, 1999 from $876,811 for the three months ended September 30, 1998, and decreased by 11% to $3,002,089 for the nine months ended September 30, 1999 from $3,367,508 for the nine months ended September 30, 1998. The increase in sales for the three months ended September 30, 1999 were primarily the result of increased distribution of the Company's product line to new supermarket chain accounts, including Fred Meyer Supermarkets, Fry's Supermarkets, Smiths Supermarkets, Smart & Final Supermarkets and Raley's Supermarkets. In addition, the Company began co-packing product for Jon Donaire Cakes and Angel City Cakes during the three months ended September 30, 1999. The decrease in sales for the nine months ended September 30, 1999 was primarily the result of sales of T.J. Cinnamons branded products to Walmart Super Centers for a seasonal promotion during the three and nine months ended September 30, 1998 which did not recur during the three and nine months ended September 30, 1999. The Company is continuing to develop its wholesale sales through alliances with food brokers including, Nasser Marketing, representing retail grocery stores in Southern California and Arizona, DND Sales, representing grocery stores in Northern California, and Lenhart Sales, representing grocery stores in Texas. The Company is targeting its product line to in-store bakeries and in-store deli areas of supermarket chains, with primary emphasis on large multi-unit accounts. The Company's marketing efforts are centered on the following core products: (a) T.J. Cinnamons Gourmet Cinnamon Rolls and Gourmet Sticky Rolls; (b) T.J. Cinnamons CinnaChips; (c) Gourmet Rugalach; (d) Gourmet Brownies sold under the Hershey's label; (e) Gourmet Bundt Cakes; (f) Gourmet Specialty Cakes and (g) Layer Cakes. All of these products are sold in various packaging and sizes, and are shipped both fresh and frozen. The initial term of the 1998 Triarc Agreement, which provides the Company the license to manufacture and sell "T.J. Cinnamons" branded products, expired on December 31, 1998. Triarc has granted the Company two three month extensions and one six month extension which extends the agreement to December 31, 1999. During the nine months ended September 30, 1999, sales of T.J. Cinnamons branded products represented 23% of the Company's wholesale sales.

         The Company is currently selling products to the following accounts:
Ralphs Supermarkets, Food-4-Less Supermarkets, Fred Meyer Supermarkets, Luckys Supermarkets, Fry's Supermarkets, Smiths Supermarkets, Raleys Supermarkets, Smart & Final Supermarkets, Giant Supermarkets, and Walmart SuperCenters. During the nine months ended September 30, 1999, sales to Ralphs Supermarkets represented 67% of the Company's wholesale sales.

         Company-owned bakery sales decreased to $0 for the three months ended September 30, 1999 from $14,113 for the three months ended September 30, 1998, and decreased to $0 for the nine months ended September 30, 1999 from $86,227 for the nine months ended September 30, 1998. Bakery sales decreases resulted from the Company closing the Poughkeepsie bakery in August 1998 pursuant to a lease termination settlement agreement with the landlord. The closing of the Poughkeepsie bakery was a condition under the 1998 Triarc Agreement.

         Royalty and licensing fee revenues decreased to $0 for the three months ended September 30, 1999 from $20,000 for the three months ended September 30, 1998, and decreased to $0 for the nine months ended September 30, 1999 from $80,000 for the nine months ended September 30, 1998. These decreases in royalty and licensing fees were the result of the Company's sale of its rights under the T.J. Cinnamons franchise agreements pursuant to the 1998 Triarc Agreement. See "Business" in the Company's Annual Report on Form 10-KSB for additional information relating to the 1998 Triarc Agreement.

         Cost of goods sold increased to $1,008,378 for the three months ended September 30, 1999 from $844,300 for the three months ended September 30, 1998, and decreased to $2,409,730 for the nine months ended September 30, 1999 from $2,964,532 for the nine months ended September 30, 1998. The increase in cost of goods sold for the three months ended September 30, 1999 was primarily due to a 46% increase in wholesale sales. The decrease in cost of goods sold for the nine months ended September 30, 1999 was primarily due to an 11% decrease in wholesale sales.

         Bakery selling, general and administrative expenses increased by 18% to $290,833 for the three months ended September 30, 1999 from $247,307 for the three months ended September 30, 1998, and decreased by 11% to $696,578 for the nine months ended September 30, 1999 from $779,074 for the nine months ended September 30, 1998. The increases in bakery selling, general and administrative expenses for the three nine months ended September 30, 1998 was primarily the result of increased wholesale sales volume. The decreases in bakery selling, general and administrative expenses for the nine months ended September 30, 1998 was primarily the result of decreased wholesale sales volume.

         Corporate selling, general and administrative expenses increased by 9% to $189,079 for the three months ended September 30, 1999 from $173,377 for the three months ended September 30, 1998, and decreased by 11% to $571,883 for the nine months ended September 30, 1999 from $642,396 for the nine months ended September 30, 1998. These decreases in corporate selling, general and administrative expenses for the three and nine months ended September 30, 1999 were primarily the result of changes in selling, general and administrative costs associated with the Company's executive offices located in Secaucus, New Jersey.

         Net interest expense for the three months ended September 30, 1999 was $3,439 as compared to net interest expense for the three months ended September 30, 1998 of $41,988, and net interest expense for the nine months ended September 30, 1999 was $9,383 as compared to net interest income for the nine months ended September 30, 1998 of $147,566. This reduction in net interest expense resulted primarily from a reduction in borrowings as the Company repaid outstanding indebtedness.

         Gain from sale of assets were $0 for the three months ended September 30, 1999 as compared to $3,322,568 for the three months ended September 30, 1998, and were $14,820 for the nine months ended September 30, 1999 as compared to $3,290,505 for the nine months ended September 30, 1998. These gains from sale of assets were primarily the result of assets sold pursuant to the 1998 Triarc Agreement.

         Other income increased to $3,072 for the three months ended September 30, 1999 from $0 for the three months ended September 30, 1998, and increased to $25,259 for the nine months ended September 30, 1999 from $0 for the nine months ended September 30, 1998. These increases in other income for the three and nine months ended September 30, 1999 resulted from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had a working capital balance of approximately $942,000. During the nine months ended September 30, 1999, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues.

         The Company used net cash in operating activities in the amount of $744,230 for the nine months ended September 30, 1999, as compared to $1,500,454 for the nine months ended September 30, 1998. The Company used net cash in investing activities in the amount of $108,347 for the nine months ended September 30, 1999, as compared to net cash provided by investing activities in the amount of $2,623,277 for the nine months ended September 30, 1999. The Company received net cash from financing activities in the amount of $411,880 for the nine months ended September 30, 1999 as compared to net cash used in financing activities in the amount of $185,623 for the nine months ended September 30, 1998.

         In September 1997, the Company entered into a loan agreement with Gelt Financial Corporation for a credit line in the amount of $200,000 which was subsequently increased to $300,000 secured by the Wal-Mart accounts receivable. The terms of this loan agreement provide for a service fee of 1.5% of each advance together with interest at a rate of 675 basis points above the prime rate. The credit line balance was $0 on September 30, 1999.

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

         In April 1999, the Company obtained bakery equipment financing from JDR Capital Corporation in the amount of $58,873. This loan is payable in equal installments amortized over 48 months with interest at a rate of 18% per annum. In September 1999, the Company obtained bakery equipment financing from BSB Leasing Company in the amount of $31,425. This loan is payable in equal installments amortized over a 60 months with interest at a rate of 17.5% per annum.

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

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings
-------           -----------------
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

Item 2.           Changes in Securities and Use of Proceeds
-------           -----------------------------------------

                  None

Item 3.           Defaults upon Senior Securities
-------           -------------------------------

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

                  None

Item 5.           Other Information
-------           -----------------

                  Not Applicable

Item 6.           Exhibits and Reports on Form 8-K
-------           --------------------------------

                  (a)      Exhibits.
                           ---------

                           The following exhibits are filed herewith.

                           Exhibit Number            Description
                           --------------            -----------

                                27                   Financial Data Schedule

                  (b)      Reports on Form 8-K.
                           --------------------

                           The Company did not file any current reports on Form 8-K for the quarter ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                       Paramark Enterprises, Inc.




Dated: November 10, 1999               By: /s/ Charles N. Loccisano
                                           ------------------------
                                           Charles N. Loccisano,
                                           Chairman and Chief Executive Officer




                                       By: /s/ Alan S. Gottlich
                                           --------------------
                                           Alan S. Gottlich,
                                           President and Chief Financial Officer
                                           (Principal Accounting Officer)