Form 10KSB40
period 1999-12-31
PARAMARK ENTERPRISES INC
filed 2000-03-29
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


         _X_   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                            ended December 31, 1999.
                                       OR
        ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                     ------
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                           Commission file number  0-23026
                                                  --------

                           PARAMARK ENTERPRISES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                         22-3261564
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

         One Harmon Plaza
       Secaucus, New Jersey                                       07094
--------------------------------------------------------------------------------
       (Address of principal                                    (Zip Code)
        executive offices)

Registrant's telephone number including area code:        (201) 422-0910
                                                   --------------------------

Securities registered pursuant to Section 12 (b) of the Act:  None
                                                              ----

Securities registered pursuant to Section 12 (g) of the Act:

                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

                                Class B Warrants
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. Yes X No

         The issuer's revenues for the fiscal year ended December 31, 1999 were $4,392,570.

         As of March 15, 2000, there were 3,393,383 shares of Common Stock and 557,750 Class B Warrants outstanding. Based on the average high and low bid prices of the Common Stock on March 15, 2000, the approximate aggregate market value of Common Stock held by non-affiliates was $ ___________ (1).


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 1999 Definitive Proxy Statement, which statement will be filed not later that 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

         Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, and the Registrant's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1995, December 31, 1996, December 31, 1997, and December 31, 1998 as listed in response to Item 13(a)(2).

         Transitional  Small  Business  Disclosure  Format (check one):
Yes        No  X
    ----     ----

         (1) The aggregate dollar value of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the average of the high and low bid prices for the Company's Common Stock on March 15, 2000. The information provided shall in no way be construed as an admission that any officer, director or 10% stockholder in the Company may or may not be deemed an affiliate of the Company, or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

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

         Paramark Enterprises, Inc., formerly T.J. Cinnamons, Inc. (the "Company"), a Delaware corporation, was originally formed in December 1985 as a franchisor of specialty retail bakeries. Current management acquired the Company from its founders in 1992, subsequently sold the retail bakeries and franchise system in 1996 to Triarc Restaurant Group, and developed the Company into a wholesale manufacturer and distributor of specialty bakery products. The Company's Common Stock and Class B Warrants are publicly traded on the OTC Bulletin Board under the symbols "TJCI" and "TJCIZ"

         The Company currently owns and operates an approximately 35,000 square foot bakery production facility in El Cajon, California, and distributes its products through wholesale channels of distribution throughout the United
States.   The  Company's  business  plan  is  centered  on  building sales and distribution by implementing three interrelated strategies: (1) expand opportunities to offer the Company's specialty bakery products in supermarkets and other grocery outlets, (2) explore opportunities to offer the Company's products in alternative forms of distribution including mass merchandisers, food service, convenience stores, vending outlets, airline catering and food service environments, and (3) continue to expand the sales and distribution of T.J. Cinnamons branded products pursuant to a licensing agreement with Triarc Restaurant Group. See. "Triarc Restaurant Group Licensing Agreement".

         The Company is currently selling its line of products in approximately 1,500 supermarket stores including Ralphs Supermarkets, Food-4-Less Supermarkets, Lucky's Supermarkets, Fred Meyer Supermarkets, Fry's Supermarkets, Ralley's Supermarkets, Albertsons Supermarkets, Bashas supermarkets and Giant Supermarkets. During the fiscal year ended December 31, 1999, approximately 66% of the Company's sales were to Ralph's Supermarkets and Food-4-Less Supermarkets, a wholly owned subsidiary of Ralphs Supermarkets. See "Risk Factors - Dependence on Major Customers."

         The Company's products include: (a) "T.J. Cinnamons" branded cinnamon rolls and CinnaChips subject to the terms of a licensing agreement with Triarc Restaurant Group, and (b) a full line of specialty gourmet bakery products including rugalach, bundt cakes, upside down pineapple cakes, pull-apart cakes, chocolate brownies branded under the Hershey's label, iced and uniced layer cakes, iced and uniced sheet layer cakes, decorated layer and sheet cakes, cobblers, crumb cakes and other specialty bakery products.

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

         The Company's executive offices are located at One Harmon Plaza, Secaucus, New Jersey 07094 and its telephone number is (201) 422-0910.

         Triarc Restaurant Group Transactions. In 1996, the Company sold the T.J. Cinnamons trade name and other intellectual property to Triarc Restaurant Group ("Triarc") in consideration for (i) a purchase price of $3,540,000, (ii) additional contingent payments of up to $5.5 million, and (iii) a 99 year royalty free license agreement to sell T.J. Cinnamons branded products through wholesale channels of distribution.

         In 1998, the Company restructured its agreements with Triarc whereby the Company terminated the 1996 purchase and license agreements with Triarc in consideration for payments aggregating $4 million of which $3 million was paid at closing and $1 million was tendered in the form of a non interest bearing promissory note payable over a period of 24 months.

         Triarc Restaurant Group License Agreement. The Company is continuing to manufacture and sell T.J. Cinnamons branded products pursuant to a short term license agreement with Triarc. This license agreement allows the Company to sell approved products to approved supermarket accounts based on a 5% royalty on net sales. The original license agreement expired on December 31, 1998, however, Triarc has granted the Company three extensions of the term of this license agreement through March 31, 2000, and the Company anticipates that Triarc will continue to renew this license agreement at the end of its current term. In addition, the Company is currently negotiating a permanent license agreement with Triarc whereby the Company will be licensed to market and sell T.J.
Cinnamon branded products for distribution to grocery stores, mass merchandisers, food service outlets, convenience stores, vending outlets and airline catering. There can be no assurance that the Company will be successful in reaching a permanent agreement with Triarc which could have a material adverse effect on the Company's business, financial condition and results of operations. For the fiscal year ending December 31, 1999, sales of T.J. Cinnamons branded products accounted for approximately 20% of the Company's total wholesale sales. See "Risk Factors - Potential Loss of Wholesale Sales Resulting from a Termination of the Triarc License Agreement."

         Industry Overview. The company believes there are 8,000 supermarket companies operating 24,000 in-store bakeries and generating annual sales in excess of $15 billion. Growth can attributed to the addition of new stores and the entry of mass merchandisers such as Wal-Mart and Kmart into the grocery industry. Supermarkets with in-store bakeries, the basis of the "thaw and sell" market in which the Company sells most of its products, have grown steadily since 1989. Management believes that these trends in the supermarket bakery industry will provide the Company with an opportunity for growth.

         The "sweet goods" and "cookie" categories each represent 7.9% of the industry-wide bakery sales and combined represent 15.8% of such sales. As this industry grows and as the need for high quality value-added products increases, the Company believes that manufacturers who position themselves as leaders in the upscale, gourmet bakery market will be in a position to capture an increased percent of the total sales.

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

         Business Strategy. To develop the wholesale sales of its non-branded specialty bakery products, the Company will focus its selling effort in specific geographic areas contiguous to the bakery and its trading area. The Company has two full time sales managers located in Southern California, and has retained food brokers specializing in bakery products to develop sales in Northern California, Arizona, Oregon, Utah, Washington, Nevada, Texas and Colorado. In addition, the Company will continue to expand nationwide sales in mass merchandisers, convenience stores, membership club stores and vending retailers through alliances with brokers specializing in these areas.

         The Company has focused its marketing efforts on the following core products: (a) T.J. Cinnamons gourmet cinnamon rolls and gourmet sticky rolls;
(b) T.J. Cinnamons CinnaChips; (c) pullapart cakes; (d) bundt cakes, (e) brownies sold under the Hershey's label, (f) crumb cakes, (g) iced and uniced layer and sheet cakes, and (h) other private label specialty cakes. All of these products are sold in various packaging and sizes, and are shipped through both fresh and frozen distribution. For the fiscal year ending December 31, 1999, sales of T.J. Cinnamons branded products accounted for approximately 20% of the Company's total wholesale sales. In the event that Triarc fails to renew the license agreement, management believes that it will be able to replace the T.J. Cinnamons product sales with sales of other private label and branded products. However, no assurance can be given that the Company will be successful in replacing the sales generated by the T.J. Cinnamons branded products. See "Risk Factors - Potential Loss of Wholesale Sales Resulting from a Failure to Renew the Triarc License Agreement."

         The Company is targeting its product line to in-store bakery and in-store deli areas of supermarket chains, focusing on large multi-unit accounts. The Company is supporting all initial sales with a marketing budget for in-store sampling and demonstrations and store circular promotions.

         The Company is currently selling its products in approximately 1,500 locations including the following accounts: Ralphs Supermarkets, Food-4-Less Supermarkets, Lucky's Supermarkets, Fred Meyer Supermarkets, Fry's Supermarkets, Ralley's Supermarkets, Albertsons Supermarkets, Bashas Supermarkets and Giant Supermarkets. During the fiscal year ended December 31, 1999, approximately 60% of the Company's sales were to Ralph's and Food-4-Less Supermarkets. See "Risk Factors - Dependence on Major Customers."

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

         Mix manufacturers have seen a decline in the use of their products in the in-store bakeries. Most chains staff their bakeries with retail clerks union employees rather than paying the high hourly labor rates of the retail bakers union employees. This shift in union affiliation has forced supermarket bakeries to switch from scratch or mix formula products to bake-off and thaw and sell products. Most mix manufacturers are looking to increase their business by aligning with bakeries that can finish their products and market them as fully baked and packaged products. The Company has developed new business through an unwritten alliance with Caravan Products, one of its mix manufacturers, and the Company believes that by strategically aligning itself with other manufacturers will provide an opportunity for further sales growth. The Company anticipates that these will be informal alliances benefiting the Company on a transaction by transaction basis. There can be no assurance that the Company will be successful in aligning itself with other mix manufacturers or that such alliances will result in increased revenues.

         The Company plans, as an integral part of its competitive posture, to introduce new products rapidly and continuously. The Company believes that a key to its success is its ability to develop innovative new products and merchandising programs which react to the demand of its customers and trends in the in-store baking industry. Some of the new products under development are yogurt cakes, tres letches cakes, and other specialty cakes. See "Risk Factors - Competition; New Product Development."

         CinnaChips. Company has developed a mass production process to produce the T.J. Cinnamon branded CinnaChip products which are similar to bagel chips made from cinnamon rolls utilizing a double bake process. The Company has developed a 5.5 ounce CinnaChip bag for a retail price point of $2.49 to be sold to supermarkets, mass merchandisers and food service accounts, and a 1.5 ounce CinnaChip bag with a suggested retail selling price of $0.99 to be sold to convenience stores, food service accounts, airline catering and vending outlets. The Company has developed two additional flavor varieties of the CinnaChip for introduction at a later date: Butter Pecan and Raisin Nut.

         Plan of Operation. The Company's plan of operations for fiscal year 2000 calls for the implementation of the Company's overall strategy to build sales of new and existing gourmet bakery products sold as private label products to major supermarket chains, wholesale club stores, convenience stores, specialty stores, vending outlets and food service accounts. The Company anticipates further automation of its manufacturing facility in California during the fiscal year 2000.

         The Company's executive offices are located in Secaucus, New Jersey. Management believes that its office space will be sufficient to meet the Company's forecasted administrative needs and its bakery will have sufficient capacity to meet its forecasted production capacity based on the sales volume anticipated for fiscal year 2000. See "Properties."

         The Company believes that its current working capital, together with its anticipated lines of credit and the Company's anticipated cash from operations, should be sufficient to satisfy the Company's cash needs through December 31, 2000. This expectation is, however, based in part on anticipated increases in revenues. Should such revenue increases not occur or should they be materially smaller than anticipated, or should demand be greater than anticipated, the Company might find it necessary to seek additional financing or to reduce planned expenditures on marketing and product expansion if efficient financing cannot be obtained or obtained timely on terms acceptable to the Company. See "Risk Factors - Need for Additional Financing."

         Manufacturing and Distribution. The Company's existing production facility is located in El Cajon, California. The lease for this facility expires in November 2006, and provides for two 5 year extension options. The facility is approximately 34,500 square feet and has an annual capacity estimated to be approximately $15 million. The facility has blast freezers, freezers, refrigerators, proofers, ovens, mixers, conveyers, depositors, and other equipment necessary for the production of the Company's products. The Company also has an automated bakery production line which sheets, forms, fills, rolls and cuts the various bakery products, as well as an automated packaging line which cools and packages the fully baked products. Management anticipates that further automation of the production and packaging processes will result in a substantial reduction in labor costs thereby increasing the Company's gross margins.

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

         Governmental Regulations. The Company is subject to various federal, state, and local laws affecting its business. The Company is subject to regulation by the Food and Drug Administration, the United States Department of Agriculture, the Federal Trade Commission, the Environmental Protection Agency, the Occupational Safety and Health Administration (OSHA) and various state agencies with respect to the production, packaging, labeling and distribution of its food products, and believes that it is material compliance with all applicable rules and regulations of such federal and state agencies. The principal federal laws that regulate the Company with respect to the production, packaging, labeling and distribution of its food products include: (i) The Food, Drug and Cosmetic Act of 1938, which ensures that foods are produced under sanitary conditions and are properly labeled; (ii) the Fair Packaging and Labeling Act, which regulates trade practices and requires that consumers receive accurate information regarding the quality and value of products; (iii) the National Label Education Act, which regulates information which must be included on food labels; and (iv) the Federal Trade Commission Act, which regulates methods of competition, advertising and trade practices.

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

         The Company continually makes investments to comply with all federal, state and local laws, environmental rules and regulations. To date, such expenditures have not been material with respect to the Company's capital expenditures, earnings or competitive position, and are not expected to be in the future. There can be no assurance, however, that new environmental regulations may be adopted which would require the Company to make material capital expenditures to comply therewith. See "Risk Factors - Governmental Regulations; Minimum Wages."

         Employees. The Company has a total of approximately 100 employees. 4 employees are employed in executive and administrative functions principally at the Company's corporate offices in Secaucus, New Jersey; and 6 employees are employed in executive and administrative functions in the Company's wholesale bakery in El Cajon, California. The remaining 90 employees are full time hourly employees employed in the El Cajon manufacturing facility. The Company is not a party to any collective bargaining agreements, and considers its labor relations to be satisfactory.

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

         The retail bakery industry and the quick-service restaurant industry are characterized by the frequent introduction of new products, accomplished by substantial promotional campaigns. In recent years, numerous companies in these industries have introduced products positioned to capitalize on growing consumer preference for food products that are or are perceived to be healthful, nutritious, low in calories and low in fat content. The Company anticipates that it will be subject to an increase in competition from companies whose products or marketing strategies address these consumer preferences.

         The majority of the Company's revenue is derived from sales of products to grocery retail outlets. The wholesale food distribution business is highly competitive. The principal competitive factors include price, service, extent of product offered, strength of brand offered and store promotional support. These intense competitive factors may result in a reduction in the Company's gross margins which could have a materially adverse effect on the Company's financial condition and results of operations.

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

         (a) History of Operating Losses; Operating Cash Flow Deficit. The Company has had net operating losses since 1988. For the fiscal year ended December 31, 1999, the Company's net operating loss was $1,016,694. The Company has been and is currently experiencing an operating cash flow deficit primarily because its current expenses exceed its current revenues. At December 31, 1999, the Company had a working capital balance of approximately $362,000. There can be no assurance that the Company will achieve profitable operations and a positive cash flow. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

         (b) Potential Loss of Wholesale Sales Resulting from a Failure to Renew the Triarc License Agreement. The Triarc license agreement pursuant to which the Company is licensed to manufacture and sell T. J. Cinnamons branded products expired on December 31, 1998. Triarc has granted the Company extensions through March 31, 2000. T.J. Cinnamons branded products accounted for approximately 20% of wholesale sales for the fiscal year ending December 31, 1999. The failure of the Company to replace such sales with other products could have a material adverse effect on the Company's business, financial condition and results of operations.

         (c) Need for Additional Financing. The Company will require additional capital in connection with the manufacture, marketing and sale of its products. In order to develop new products, manufacture, merchandise, market, and sell its new and existing product line, and otherwise implement its plan of operations, the Company will be required, among other things, to raise additional capital. The Company does not have existing lines of credit, and there can be no assurance that such debt financing will be available to the Company in the future, or that additional debt or equity financing will be available in the amounts required by the Company or on terms acceptable to the Company. The failure of the Company to obtain financing in adequate amounts and on acceptable terms would have an adverse effect on the Company's business, financial condition and results of operations.

         (d) Dietary Trends; Consumer Preferences. In recent years, numerous companies in the retail bakery industry have introduced products positioned to capitalize on growing consumer preference for bakery products that are, or are perceived to be, healthy, nutritious, and low in calories, cholesterol and fat content. The Company's primary products are relatively high in calories, cholesterol and fat content. A decline in the sale of bakery sweet goods, due to industry trends, changing consumer preferences including taste, eating habits, demographic trends and traffic patterns, or because of health related or other dietary concerns or other reasons, could have an adverse effect on the Company's business, financial condition and results of operations without the replacement of these products with new products which meet any changes in consumer preferences.

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

         (f) Management of Growth. The Company's ability to manage growth effectively and expand its operations will be dependent on its ability to expand and improve its operational, technical, financial and sales systems, and to develop the skills of its managers and supervisors, and to hire, motivate and manage its employees. Expansion of the Company's manufacturing, sales and distribution operations will be dependent upon, amongst other things, continued growth in the bakery industry, the Company's ability to withstand intense price competition, its ability to obtain new customers, and retain sales and other personnel. There can be no assurance that the Company will be successful in managing its growth and expanding its business. The Company's failure to manage its growth or expand its business could have a material adverse effect on its business , financial condition and results of operations.

         (g) Non-Exclusivity of the Triarc License Agreement. The Company manufactures and sells T.J. Cinnamons branded products pursuant to a non-exclusive license agreement with Triarc. Triarc, or other licensees of Triarc, may sell T.J. Cinnamons branded products through wholesale channels of distribution, and as a result, the Company may be forced to compete with Triarc and/or Triarc's other licensees for supermarket sales of the T.J. Cinnamons branded products. Triarc's resources greatly exceed the Company's resources, and it is anticipated that Triarc's resources will continue to exceed the Company's resources in the near future. Accordingly, if Triarc, either directly or indirectly, attempt to enter into the Company's trading area, the Company may be unable to compete effectively which may limit the Company's growth. T.J. Cinnamons branded products accounted for approximately 20% of wholesale sales for the fiscal year ending December 31, 1999. The failure of the Company to replace sales of T.J. Cinnamons branded products with other products could have an adverse effect on the Company's business, financial condition and results of operations.

         (h) Trademarks and Service Marks. The Company's business is dependent upon its license of the T.J. Cinnamons and CinnaChips trademarks pursuant to the Triarc license agreement . The Company believes these trademarks and service marks have significant value and are important to the marketing of its products. However, in addition to the non-exclusivity of the Triarc license agreement, there can be no assurance that the Company will be able to retain these rights pursuant to its license agreement, that these marks do not or will not violate the proprietary rights of others, that the marks would be upheld if challenged or that the Company would not be prevented from using these marks. The occurrence of any of the aforementioned events could have an adverse effect on the Company's business, financial condition and results of operations.

         (i) Limited Manufacturing and Warehouse Facilities. The Company has only one manufacturing and warehouse facility located in El Cajon, California, with limited production capacity. The Company plans to improve its production capability by implementing further automation of its production and packaging processes through new equipment purchases which the Company anticipates financing through equipment leases. There can be no assurance that the Company, will, in the future, be able to manufacture and warehouse products in adequate quantities to meet future demand. Accordingly, the Company may have to seek additional manufacturing capacity and warehouse facilities.

         (j) Dependence on Major Customers. The Company's current revenues consist primarily of sales to a limited number of large supermarket chains.
During the fiscal year ended December 31, 1999, approximately 60% of the Company's sales were to Ralph's Supermarkets and Food-4-Less Supermarkets, a wholly owned subsidiary of Ralph's Supermarkets. The

Company  does  not  have a  purchase  agreement  with  Ralph's  and  Food-4-Less
Supermarkets, and as a result, the Company's success will depend upon a continuous stream of orders for its various products from existing customers and an increasing number of new customers. There can be no assurance, however, that the Company's prior sales to existing accounts will result in any new and/or repeat orders from these or other similar accounts. The failure of such accounts to carry the Company's products or to place repeat orders for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         (k) Dependence Upon Key Personnel. The success of the Company will be largely dependent on the efforts of certain key personnel of the Company including Charles Loccisano, its Chairman and Chief Executive Officer, and Alan Gottlich its President and Chief Financial Officer. The loss of the service of any such persons would have a material adverse effect on the Company. The Company maintains "key-man" insurance on Charles Loccisano and Alan Gottlich in the amount of $1,000,000 and $500,000, respectively. The Company has entered into three year employment agreements with each of Messrs. Loccisano and Gottlich. The loss of services of either of these two individuals would have an adverse effect on the Company's business, financial condition and results of operations.

         (l) Dependence Upon Other Personnel. The Company is also be dependent upon its ability to retain existing and hire additional qualified personnel. The competition for qualified personnel in the food industry is intense and, accordingly, there can be no assurance that the Company will be able to retain or hire other necessary personnel. If the Company is required to provide its employees higher wages or more extensive or costly benefits as a result of competitive reasons or changes in governmental regulations, the expenses associated with the Company's operations could be substantially increased without an offsetting increase in the Company's revenues.

         (m) Government Regulations; Minimum Wages. The Company also is subject to various federal, state and local laws affecting its business. The Company's wholesale bakery is subject to regulation by various governmental agencies, including  state  and  local  licensing,  zoning,  land  use,  construction  and environmental regulations and various health, sanitation, safety and fire standard laws and regulations. In addition, suspension of certain licenses or approvals, or failure to comply with applicable regulations or otherwise, could interrupt the operations of the Company's manufacturing facility or otherwise adversely affect the manufacturing facility of the Company. Any such interruption could have a material adverse effect on the Company's revenues and results of operations. The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since a substantial portion of the Company's manufacturing facility personnel are paid or expected to be paid at rates based on the federal minimum wage, increases in such minimum wage will increase the Company's labor costs. If the Company is required to pay higher wages to its employees, the expenses associated with the Company's operations could be increased without a corresponding increase in revenues.

         (n) Insurance and Potential Liability. The Company maintains insurance, including insurance relating to personal injury, in amounts that the Company currently considers adequate. Nevertheless, a partially or completely uninsured or underinsured claim against the Company, if

                                      -13
successful and of sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

         (o) Lack of Liquidity; Volatility of Market Price of Common Stock and Warrants. The Common Stock and Warrants of the Company were delisted from the Nasdaq SmallCap Market on January 7, 1998 and are presently quoted and traded on the OTC Bulletin Board. As a result, the purchaser of the Company's securities may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock and Warrants. Consequently, there can be no assurance that an active and liquid market for the Common Stock or the uniform quotation of prices for the Common Stock can be sustained. The market price for the Company's Common Stock and Warrants may also be significantly affected by such factors as the introduction of new products by the Company or its competitors. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility, and market prices for many companies, particularly small and emerging growth companies, the securities of which trade in the over-the-counter market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies. The market price and liquidity of the Company's Common Stock and Warrants may also be significantly affected by the general business condition of the Company.

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

         (p)  Effect  of  Penny  Stock  Rules  on  Liquidity  for the  Company's
Securities. The Securities and Exchange Commission (the "Commission") regulations define a "penny stock" to be an equity security not registered on a national securities exchange, or for which quotation information is disseminated on the Nasdaq SmallCap Market that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

         The foregoing required penny stock restrictions apply to the Company's securities if such securities continue to be listed on the OTC Bulletin Board, and have certain price and volume information provided on a current and continuing basis or meet certain minimum net tangible assets or average return criteria. In any event, even if the Company's securities were exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended, which gives the Commission the authority to prohibit any person that is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the Commission finds that such a restriction would be in the public interest. Since the Company's securities are subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially and adversely affected. Any disruption in the liquid market of the Company's Common Stock could limit the Company's access to the equity markets in the future, and could have a materially adverse effect on the Company's business, financial conditions and results of operations.

         (q) Dividend Policy. To date, the Company has not paid any dividends on its Common Stock. The Board of Directors does not anticipate declaring any cash dividends on its Common Stock in the foreseeable future. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors.

         (r) Control by Directors and Executive Officers. The directors, executive officers and their affiliates own approximately 42% of the Company's outstanding Common Stock (excluding currently exercisable stock options) and 49% of the Company's outstanding Common Stock including currently exercisable stock options and, therefore, are in a position to elect all of the Company's directors who, in turn, elect all of the Company's executive officers. Members of management, if acting in concert, will have sufficient voting power to control the outcome of all corporate matters submitted to the vote of shareholders, including the election of directors, changes in the size and composition of the Board of Directors, mergers, tender offers, and open-market purchase programs that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in several members of management could have the effect of delaying or preventing a change in control of the Company and may effect the market price of the Company's common stock.

ITEM 2. PROPERTIES

         The Company leases its executive offices at One Harmon Plaza, Secaucus, New Jersey. The offices occupy approximately 2,200 square feet with a lease term expiring May 31, 2000. The lease provides for a fixed rent of approximately $3,800 per month. The Company anticipates continuing its occupancy on a month-to-month lease following the expiration of the term.

The Company leases its wholesale bakery production facility located in El Cajon, California with the lease term expiring in November 2006. The lease has a minimum base occupancy charge of $15,800 per month plus charges for a proportionate share of building operating expenses and real estate taxes. with an increase of 4% per annum, plus charges for a proportionate share of building operating expenses and real estate taxes.

ITEM 3. LEGAL PROCEEDINGS


         In November 1998, the Company filed a civil action against Sweet Goods LLC, Gary Kleinman and Robert Statman (the "Defendants") in the Superior Court of New Jersey. The claim is for the collection of invoices aggregating approximately $115,000 representing the value of certain baked goods delivered to the Defendants. On February 1, 1999, the Defendants filed an answer/counterclaim related to the alleged defective nature of the baked goods provided and the resultant loss of certain alleged key customer accounts. No specific damages were outlined in the counterclaim, which the Company believes are without merit. The Company and the Defendants have served interrogatories to one another, and the Company intends to depose the Defendants in the near future as part of its discovery process. The Company intends to vigorously pursue its claims and defend itself against the Defendants counterclaims.

         In addition, the Company from time to time has been involved in routine litigation, including litigation with various vendors and creditors. None of these litigation matters in which the Company has been involved is material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to vote of its stockholders, through the solicitation of proxies or otherwise during the fourth quarter of fiscal 1999.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's Common Stock and Class B Warrants are currently traded on the OTC Bulletin Board ("OTC") under the symbols "TJCI" and "TJCIZ". Prior to January 7, 1998, the Company's Common Stock, Class A Warrants and Class B Warrants were traded on the Nasdaq SmallCap Market under the same symbols.

         The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by Nasdaq for the twelve months ended December 31, 1998 and December 31, 1999. These prices reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                           High                 Low
Quarters Ending:
March 31, 1998 .......................    $7/16                $1/4
June 30, 1998 ........................     9/16                 3/8
September 30, 1998 ..........              3/4                  9/16
December 31, 1998 ....................     1 1/16               .08

Quarters Ending:
March 31, 1999 .......................    $.29                  $13/16
June 30, 1999 ........................     .29                   5/16
September 30, 1999 ...................     3/16                  3/8
December 31, 1999 ....................     1/8                   5/16

         The approximate number of stockholders of the Common Stock on record at December 31, 1999 was approximately 500, not including beneficial owners whose shares are held by banks, brokers and other nominees.

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

Sales of Unregistered Securities

         The following sales of unregistered securities occurred during the Company's fiscal years ended December 31, 1997, 1998 and 1999:

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

3. In 1998, the Company authorized the issuance of 3,000 shares of the Company's Common Stock to Gelt Financial Corporation. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a working capital line of credit. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

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

6. In 1999, the Company authorized the issuance of 19,500 shares of the Company's Common Stock to Gelt Financial Corporation. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a working capital line of credit. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         RESULTS OF OPERATIONS (for the fiscal year ended December 31, 1999 compared to the fiscal year ended December 31, 1998).

         The following tables set forth the components of the Company's revenue:

                                               Fiscal Year Ended December 31,
                                                1999                   1998
                                             ----------            ----------

         Wholesale sales                     $4,392,570            $4,409,441
         Company-owned bakery sales                   0                86,227
         Royalties and licensing fees                 0                80,000
                                             ----------            ----------
          Total Revenue                       $4,392,570            $4,575,668


         Wholesale sales decreased by less than 1% to $4,392,570 for the fiscal year ended December 31, 1999 from $4,409,411 for the fiscal year ended December 31, 1998. This decrease was primarily the result of a 32% decrease in wholesale for the six months ended June 30, 1999 as compared to the prior year due to the cancellation of a sales program with Walmart Super Centers. This decrease was partially offset by a 42% increase in wholesale sales for the six months ended December 31, 1999 as compared to the prior year due to the introduction of the Company's products into new accounts and the development of new gourmet bakery products. Sales of T.J. Cinnamons branded products accounted for approximately 47% of wholesale sales for the fiscal year ended December 31, 1998 which decreased to 20% of wholesale sales for the fiscal year ended December 31, 1999. See "Risk Factors - Loss of Sales from Failure to Renew the Triarc License Agreement."

         Company-owned bakery sales were $0 for the fiscal year ended December 31, 1999 as compared to $86,227 for the fiscal year ended December 31, 1998. This change resulted from the closing of the retail bakery located in the Poughkeepsie Galleria Mall in July 1998. The closing of the Poughkeepsie bakery was one of the conditions of the Triarc agreement.

         Royalty and licensing fee revenues decreased to $0 for the fiscal year ended December 31, 1999 as compared to $80,000 for the fiscal year ended December 31, 1998. This change resulted from the elimination of franchise royalty fees as a result of the Triarc transaction in August 1998 whereby the Company sold all of its rights in the T.J. Cinnamons retail franchise system.

         Cost of goods sold decreased to $3,481,847, or 79% of net wholesale sales, for the fiscal year ended December 31, 1999, as compared to $3,645,956, or 83% of net wholesale sales, for the fiscal year ended December 31, 1998. This decrease resulted from decreases in ingredient and packaging costs based on a focused procurement effort, and decreases in labor costs due to increased automation and production efficiencies.

         Selling, general and administrative expenses decreased by 8% to $1,977,526 for the fiscal year ended December 31, 1999 from $2,155,823 for the fiscal year ended December 31, 1998. This decrease was primarily the result of management's implementation of a cost containment program which resulted in reduced management payroll, professional fees and other corporate general and administrative costs.

         Gain from sale of assets was $0 for fiscal year ended December 31, 1999 as compared to $3,312,410 for the fiscal year ending December 31, 1998. The gain from sale of assets in fiscal 1998 resulted from the sale of assets to Triarc in August 1998. See "Business - Triarc Transactions."

         Loss from the relocation of bakery was $0 for the fiscal year ended December 31, 1999 as compared to $129,192 for the fiscal year ended December 31, 1998. The loss from relocation of bakery resulted from expenses incurred in connection with the relocation of the Company's manufacturing facility from Santa Ana, California to El Cajon, California in June 1998 resulting from the expiration of the lease term. These expenses included moving costs, training of new employees, additional rent and storage costs and other costs incurred as a direct result of the move.

         Interest expense for the fiscal year ended December 31, 1999 decreased to $18,232 as compared to $145,337 for the fiscal year ended December 31, 1998. This decrease in interest expense resulted primarily from the decreased interest expenses associated with the Company's short-term loans and accounts receivable financing which were repaid in full out of the proceeds of the Triarc transaction in August 1998.

         Other income increased to $68,341 for the fiscal year ended December 31, 1999 from $0 for the fiscal year ended December 31, 1998. The forgiveness of debt for the fiscal year ended December 31, 1999 was due to reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of certain accounts payable.

         The Company had a net loss of $1,016,694 for the fiscal year ended December 31, 1999 as compared to a net gain of $1,811,770 for the fiscal year ended December 31, 1998.

         Liquidity and Capital Resources

         At December 31, 1999, the Company had a working capital balance of approximately $362,000. During the twelve months ended December 31, 1999, the Company experienced cash flow deficits from its operating activities primarily because its operating expenses exceeded its operating revenues. The Company believes that its current working capital, together with its anticipated lines of credit, and the Company's anticipated cash from operations, should be sufficient to satisfy the Company's cash needs through December 31, 2000. This expectation is, however, based in part on anticipated increases in revenues. Should such revenue increases not occur or should they be materially smaller than anticipated, or should demand be greater than anticipated, the Company might find it necessary to seek additional financing or to reduce planned expenditures on marketing and product expansion if efficient financing cannot be obtained or obtained timely on terms acceptable to the Company.

         The Company used net cash in operating activities in the amount of $799,202 for the fiscal year ended December 31, 1999, as compared to $1,734,544 for the fiscal year ended December 31, 1998. The Company used net cash in investing activities in the amount of $9,659 for the fiscal year ended December 31, 1999, as compared to net cash received from investing activities in the amount of $2,661,401 for the fiscal year ended December 31, 1998. The Company received net cash from financing activities in the amount of $213,965 for the fiscal year ended December 31, 1999 as compared to net used in financing activities in the amount of $258,545 for the fiscal year ended December 31, 1998.

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

        None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required for this item is incorporated by reference to the Company's Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

The information required for this item is incorporated by reference to the Company's Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this item is incorporated by reference to the Company's Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is incorporated by reference to the Company's Definitive Proxy Statement which the Company will file with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1999.

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

            Consolidated Statements of Operations                     F-4

            Consolidated Statement of Stockholders' Equity            F-5

            Consolidated Statements of Cash Flows                     F-6

            Notes to Consolidated Financial Statements                F-7 - F-15

        2. Exhibits

           1.1* ..........Underwriting Agreement with Paragon Capital
                          Corporation

           2.1* ..........Certificate of Ownership and Merger regarding the merger of Signature Acquisition Corp. with and into T.J. Cinnamons, Inc.

           2.2* ..........Certificate of Ownership and Merger regarding the merger of Signature Foods, Inc. with and into T.J. Cinnamons, Inc.

           2.3*** ........Purchase Agreement between the Registrant and Triarc
                          Restaurant Group

           3.1* ..........Restated Certificate of Incorporation of the
                          Registrant

           3.2* ..........By-Laws of the Registrant

           9.1* ..........Modification Agreement (the "Modification Agreement")
                          among Signature Foods, Inc., The Charles N. Loccisano Irrevocable Trust f/b/o Michael Loccisano, The Charles
                          N. Loccisano Irrevocable Trust f/b/o Marissa
                          Loccisano, The Ted H. Rice and Joyce Rice Family Trust, U/T/I dated August 8, 1986, The Roger L. Cohen Trust U/T/D/ dated January 26, 1984 and the Kenneth D. Hill Revocable Trust U/T/I dated march 29, 1989, Signature Acquisition Corp., the Registrant, Charles
                          N. Loccisano and Alan S. Gottlich relating to a Stock Purchase Agreement (the "Stock Purchase Agreement") among them

           9.2* ..........Waiver of Default under the Modification Agreement, as amended

           9.3* ..........Amendment to Stock Purchase Agreement

           9.4* ..........Stock Purchase Agreement

           10.1* .........Trademark and Technology License and Manufacturing
                          Agreement ("License Agreement") by and between Signature Acquisition Corp. and Pro Bakers Ltd.

           10.1(a)* ......Amendment to License Agreement

           10.1(b)* ......Second Amendment to License Agreement

           10.1(c)** .....Termination of the License Agreement

           10.2* .........1993 Stock Option Plan

           10.3* .........1996 Amended and Restated Stock Option Plan

           10.4* .........Employment Agreement with Charles Loccisano

           10.5* .........Employment Agreement with Alan Gottlich

           10.9* .........Lease regarding the Company's principal executive offices

           10.13* ........License agreement with Triarc Restaurant Group

           10.14** .......Management Agreement with TJ Holding Company, Inc.

           10.15** .......Lease regarding the Santa Ana bakery facility

           10.16* ........Lease regarding the El Cajon bakery facility

           10.17*** ......Agreement between and among TJ Holding Company, Inc.,
                          Arby's, Inc., d/b/a Triarc Restaurant Group and Paramark Enterprises, Inc.

           10.18*** ......Wholesale License Agreement between Arby's, Inc.,
                          d/b/a Triarc Restaurant Group and Paramark
                          Enterprises, Inc.

           16.1** ........Letter from Goldstein Golub and Kessler, the
                          Registrant's former independent accountant

           16.2** ........Letter from Arthur Andersen LLP

           21 ............Subsidiaries of the Company Starbake Brands, Inc.

           27 ............Financial Data Schedule

---------------------

         * Incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto.

         ** Incorporated by reference from the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1998, 1997, 1996 and 1995.

         *** Incorporated by reference from the Company's Current Reports on Form 8-K dated June 18, 1996 and July 9, 1998.

(b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1999.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             PARAMARK ENTERPRISES, INC.


                                             By:  /s/ Charles N. Loccisano
                                                  ------------------------------
                                                  Charles N. Loccisano, Chairman


        In accordance with the Exchange Act, this report has been signed by the following person on behalf of the Company and in the capacities and on the dates stated.


Signature                             Title(s)                       Date
--------------------------------------------------------------------------------

/s/ Charles Loccisano          Chairman, Chief                    March 29, 2000
------------------------       Executive Officer
Charles N. Loccisano           and Director
                               (Principal Executive
                               Officer)


/s/ Alan Gottlich              President, Chief                  March 29, 2000
------------------------       Financial Officer
Alan S. Gottlich               and Director
                               (Principal Financial and
                               Accounting Officer)


/s/ Philip Friedman            Director                           March 29, 2000
------------------------
Philip Friedman


/s/ Paul Bergrin               Director                           March 29, 2000
------------------------
Paul Bergrin

                           PARAMARK ENTERPRISES, INC.
                 (Formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY

                               For the Years Ended
                           December 31, 1999 and 1998







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

Notes to Consolidated Financial Statements                        F-6 - F-14

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Paramark Enterprises, Inc.
 (formerly T. J. Cinnamons, Inc.) and Subsidiary

We have audited the accompanying consolidated balance sheets of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary at December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

                                             /s/ Amper, Politziner & Mattia P.A.

                                                 AMPER, POLITZINER & MATTIA P.A.


February 8, 2000
Edison, New Jersey

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                           Consolidated Balance Sheets
                                  December 31,

                                     Assets

                                                                                    1999                  1998
                                                                                    ----                  ----
Current assets
    Cash                                                                     $        195,977     $         790,873
    Accounts receivable, less allowance for
     doubtful accounts of $87,500                                                     385,462               326,217
    Current maturities of notes receivable                                            375,000               500,000
    Inventory                                                                         279,326               167,956
    Prepaid expenses and other current assets, net                                    110,818                44,352
                                                                             -----------------    -----------------
                                                                                    1,346,583             1,829,398

Property and equipment, net                                                           867,964               517,140

Note receivable, net of current maturities                                                  -               375,000
                                                                             -----------------    -----------------
                                                                             $      2,214,547     $       2,721,538
                                                                             =================    =================


                      Liabilities and Stockholders' Equity


Current liabilities
    Accounts payable and accrued expenses                                    $        927,915     $         601,593
    Current maturities of long-term debt                                               56,744                13,938
                                                                             -----------------    -----------------
                                                                                      984,659               615,531

Long-term debt, net of current maturities                                             226,681                55,522

Commitments and contingencies                                                               -                     -

Stockholders' equity
    Preferred stock - $.01 par value; authorized 1,000,000 shares,
     none issued                                                                            -                     -
    Common stock - $.01 par value; authorized 10,000,000 shares,
     issued and outstanding 3,393,383 and 3,373,883 shares                             33,935                33,740
    Additional paid-in capital                                                      6,822,032             6,813,704
    Accumulated deficit                                                            (5,813,653)           (4,796,959)
                                                                             -----------------    ------------------
                                                                                    1,042,314             2,050,485
    Less treasury stock, at cost                                                      (39,107)                    -
                                                                             -----------------    -----------------
       Total stockholders' equity                                                   1,003,207             2,050,485
                                                                             -----------------    -----------------
                                                                             $      2,214,547     $       2,721,538
                                                                             =================    =================

                 See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                      Consolidated Statements of Operations
                        For the Years Ended December 31,


                                                                                              1999                 1998
                                                                                              ----                 ----
Revenue
    Wholesale sales                                               $       4,392,570     $       4,409,441
    Sales from Company-owned stores                                               -                86,227
    Royalties, licensing fees and other                                           -                80,000
                                                                  ------------------    -----------------
                                                                          4,392,570             4,575,668

Cost of goods sold                                                        3,481,847             3,645,956
                                                                  ------------------    -----------------

Gross margin                                                                910,723               929,712

Selling, general and administrative                                       1,977,526             2,155,823
                                                                  ------------------    -----------------

Loss from operations                                                     (1,066,803)           (1,226,111)

Other income (expense)
    Gain on sale of assets                                                        -             3,312,410
    Other income                                                             68,341                     -
    Loss on relocation of bakery                                                  -              (129,192)
    Interest, net                                                           (18,232)             (145,337)
                                                                  ------------------    ------------------

Net income (loss)                                                 $      (1,016,694)    $       1,811,770
                                                                  ==================    =================

Basic earnings per share                                          $            (.30)    $             .57
Diluted earnings per share                                                     (.30)                  .56

Weighted-average common shares outstanding
    Basic                                                         $       3,390,925     $       3,287,156
    Diluted                                                               3,390,925             3,328,892


                 See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                 Consolidated Statements of Stockholders' Equity
                        For the Years Ended December 31,




                                          Common Stock          Additional                          Common Stock          Total
                                          ------------           Paid-In       Accumulated         Held in Treasury    Stockholders'
                                       Shares       Amount       Capital         Deficit       Shares        Amount       Equity
                                       ------       ------       -------         -------       ------        ------       ------
Balance at December 31, 1997          3,070,083   $   30,702   $ 6,759,352   $  (6,608,729)         -      $       -    $   181,325

    Issuance of common stock
     for services                         3,800           38         1,102               -          -              -          1,140

    Issuance of common stock for
      consideration for officer loan
      to Company (Note 7)               300,000        3,000        53,250               -          -              -         56,250

    Net income                                -            -             -       1,811,770          -              -      1,811,770
                                    -----------   ----------   -----------   -------------   ---------     ----------   -----------

Balance at December 31, 1998          3,373,883       33,740     6,813,704      (4,796,959)         -              -      2,050,485

Issuance of common
 stock for services                      19,500          195         8,328               -          -              -          8,523

Purchase of common
 stock held in treasury                       -            -             -               -     40,800        (39,107)       (39,107)

Net loss                                      -            -             -      (1,016,694)         -              -     (1,016,694)
                                    -----------   ----------   -----------   -------------   ---------     ----------   ------------

Balance at December 31, 1999          3,393,383   $   33,935   $ 6,822,032   $  (5,813,653)    40,800      $ (39,107)   $ 1,003,207
                                    ===========   ==========   ===========   =============   =========     ==========   ===========

                 See notes to consolidated financial statements.
                                       F-4

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                        For the Years Ended December 31,

                                                                         1999              1998
                                                                         ----              ----
Cash flows from operating activities
    Net income (loss)                                              $    (1,016,694)    $    1,811,770
                                                                   ----------------    --------------
    Adjustments to reconcile net income (loss) to net
     cash from operating activities
      Depreciation and amortization                                        119,727            129,477
      Noncash stock issuance                                                 8,523             57,150
      Provision for doubtful accounts                                       30,000             (6,500)
      Gain on sale of assets                                                     -         (3,312,410)
      Loss on relocation of bakery                                               -            129,192
    (Increase) decrease in
      Accounts receivable                                                  (89,245)           (60,206)
      Inventories                                                         (111,370)            66,866
      Prepaid expenses and other current assets                            (66,466)            (9,061)
    Increase (decrease) in
      Accounts payable and accrued expenses                                326,323           (540,822)
                                                                   ----------------    ---------------
        Total adjustments                                                  217,492         (3,546,314)
                                                                   ----------------    ---------------
                                                                          (799,202)        (1,734,544)
                                                                   ----------------    ---------------

Cash flows from investing activities
    Purchases of property and equipment                                   (470,552)          (201,739)
    Purchase of treasury stock                                             (39,107)                 -
    Proceeds from sale of assets                                                 -          3,668,303
    Issuance of note receivable                                                  -         (1,000,000)
    Principal payments received on notes receivable                        500,000            194,837
                                                                   ----------------    --------------
                                                                            (9,659)         2,661,401
                                                                   ----------------    --------------

Cash flows from financing activities
    Principal payments on long-term debt                                   (25,288)          (858,545)
    Proceeds from issuance of long-term debt                               239,253            600,000
                                                                   ----------------    --------------
                                                                           213,965           (258,545)
                                                                   ----------------    ---------------

Net change in cash                                                        (594,896)           668,312

Cash - beginning                                                           790,873            122,561
                                                                   ----------------    --------------

Cash - ending                                                      $       195,977     $      790,873
                                                                   ================    ==============


                 See notes to consolidated financial statements.
                                       F-5

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  1 -     Liquidity
              ---------
              Although  Paramark  Enterprises,  Inc.  (formerly T. J. Cinnamons,
              Inc.) and Subsidiary (the "Company") had operating losses during 1999, the Company anticipates profits during 2000 due to increased sales through the placement of product in more retail stores which is anticipated to provide sufficient working capital to meet its needs for the current year.

Note  2 -     Principal Business Activity and Sale of Assets
              ----------------------------------------------
              Operations
              ----------
              The Company, is engaged in the wholesale manufacturing and distribution of specialty bakery products in supermarket and wholesale club stores throughout the United States. In 1996, the Company formed Interbake Brands, Inc. as a wholly-owned subsidiary to conduct all wholesale bakery operations.

              Sale of Assets
              --------------
              In August 1996, the Company closed a purchase agreement ("the Transaction") with Triarc Restaurant Group d/b/a Arby's, Inc. ("Triarc") through which (a) Triarc purchased the trademarks, service marks, recipes and secret formulas of the Company, (b) Triarc licensed back to the Company the rights to operate existing franchised bakery locations and to distribute T. J. Cinnamons branded products through retail grocery outlets, and (c) the Company entered into a management agreement with Triarc to manage the franchise system.

              The sales price of the transaction was $3,470,000, for which the Company has received payment. In addition, the Transaction provided the potential for contingent payments to the Company up to a maximum of an additional $5,500,000 over time dependent upon the amount of T. J. Cinnamons product sales by Triarc exceeding a minimum base system-wide sales of $26.3 million. The Company has not earned nor received any additional payments as of December 31, 1999.

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

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  2 -     Principal Business Activity and Sale of Assets - (continued)
              ----------------------------------------------
              Assignment of the T. J. Cinnamons, Inc.'s License Agreements
              ------------------------------------------------------------
              In August  1998,  the Company  restructured  its  agreements  with
              Triarc and  entered  into a new  agreement  pursuant  to which the
              Company sold all of its rights and interests under the existing T.
              J.  Cinnamons  franchise  agreements  and  terminated the purchase agreement  with  Triarc  dated  June  3,  1996,  and  the  license agreement and management  agreement entered into with Triarc dated
              August 29, 1996.  Under the terms of this  agreement,  the Company received  $4,000,000,  the total sales price, of which  $3,000,000 was paid in cash at closing and $1,000,000 was in the form of a non-interest bearing promissory note receivable over 24 months
              (Note 4). This resulted in a gain, net of goodwill (Note 3) and related costs, of approximately $3,300,000. The Triarc agreement further provided for a contingent additional payment of up to $1,000,000 conditioned upon the Company's attainment of certain sales targets of T. J. Cinnamons products for the fiscal year ended December 31, 1998. Based on actual sales for the fiscal year ended December 31, 1998, the Company did not meet these sales targets and, as a result, the Company did not receive any of the contingent additional payments under the Triarc agreement.

              The Company is continuing to manufacture and sell T. J. Cinnamons products pursuant to a license agreement with Triarc. This license agreement allows the Company to sell certain products to approved supermarket accounts based on a 5% royalty on net sales with a term which expired on December 31, 1998. Triarc has granted the Company extensions of the term of this license agreement through March 31, 2000, and the Company anticipates that Triarc will continue to renew this license agreement at the end of its current term.

Note  3 -     Summary of Significant Accounting Policies
              ------------------------------------------
              Principles of Consolidation
              ---------------------------
              The consolidated financial statements include the accounts of the Company (formerly T. J. Cinnamons, Inc.) and its wholly-owned subsidiary Interbake Brands, Inc., after elimination of all significant intercompany balances and transactions.

              Revenue Recognition
              -------------------
              Revenue is recognized on specialty bakery products when the product is shipped. Management establishes estimated accruals for sales returns from customers.

              Cash and Cash Equivalents
              -------------------------
              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              Concentration of Credit Risk
              ----------------------------
              Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash investments. The Company restricts cash and cash investments to financial institutions with high credit standings. At December 31, 1999, the Company had approximately $225,000 invested with one financial institution.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  3 -     Summary of Significant Accounting Policies - (continued)
              ------------------------------------------
              Inventory
              ---------
              Inventory is stated at the lower of cost (first-in, first-out basis) or market, and consists principally of raw materials.

              Property and Equipment
              ----------------------
              Depreciation   of  property  and  equipment  is  provided  by  the
              straight-line method over the estimated useful lives of the related assets or the term of lease, whichever is shorter.

              Goodwill
              --------
              The excess of cost over fair value of net assets acquired ("goodwill") is a result of the Transaction dated August 1996. This transaction resulted in Paramark obtaining the rights to use the TJCI trademark and recipes. Goodwill has been amortized using the straight-line method over a ten-year life. As a result of the termination of the Triarc license agreement in August 1998, the Company wrote off the net goodwill of $440,000.

              Stock Option Plan
              -----------------
              The  Company  has elected to follow  Accounting  Principles  Board
              Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and warrants. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option, at the date that the number of the options granted and the exercise price are known.

              Use of Estimates
              ----------------
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              Earnings Per Share
              ------------------
              Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Note  4 -     Note Receivable
              ---------------
              Note receivable from Triarc,  as a result of the assignment of the
              T. J. Cinnamons, Inc.'s License Agreements (Note 2), is due in monthly installments of $41,667, maturing in September 2000.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  5 -     Property and Equipment
              ----------------------

                    Furniture and fixtures                                          $        68,195
                    Equipment                                                               836,725
                    Leasehold improvements                                                   72,507
                    Construction in progress                                                139,934
                                                                                    ---------------
                                                                                          1,117,361
                    Less accumulated depreciation and amortization                         (249,397)
                                                                                    ----------------
                                                                                    $       867,964
                                                                                    ===============

Note  6 -     Capital Lease Obligations
              -------------------------
              The Company has entered into various capital leases for equipment expiring through 2004, with aggregate monthly payments of $8,535.

              The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1999.

                     For the Years Ending
                         December 31,
                     --------------------
                             2000                                               $       102,411
                             2001                                                       102,411
                             2002                                                        95,112
                             2003                                                        57,821
                             2004                                                        42,292
                            Thereafter                                                        -
                                                                                ---------------

                            Total minimum lease payments                                400,047
                            Less:  amount representing interest                         116,622
                                                                                ---------------
                            Present value of net minimum lease payments                 283,425

                            Less:  current maturities                                    56,744
                                                                                ---------------
                            Long-term maturities                                $       226,681
                                                                                ===============

              The present value of minimum future obligations shown above is calculated based on interest rates ranging from 8.6% to 19.9%, with a weighted average of 17.8% determined to be applicable at the inception of the lease.

Note  7 -     Related Party Transactions
              --------------------------
              Included in accounts payable and accrued expenses are amounts due to officers of $7,500 at December 31, 1998, which are to be paid in the ordinary course of business.

              In January 1998, officers of the Company loaned $500,000 to the Company. This was required to be repaid within one year, with interest payable quarterly at 5.39% per annum. In consideration for the loan, the officers were granted 300,000 shares of the Company's common stock. The fair value of the shares was recorded as interest expense. The loan was repaid in August 1998.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  7 -     Related Party Transactions - (continued)
              --------------------------
              In July 1998, an officer of the Company loaned $100,000 to the Company. This amount, plus an origination fee of $5,000, was required to be repaid on the earlier of October 29, 1998, or the day that a closing occurs pursuant to the Triadic Restaurant Group agreement. The loan was repaid in August 1998 due to the closing of the agreement.

              Interest expense and fees, related to loans from officers for 1998 were $18,500.

Note  8 -     Income Taxes
              ------------

                                                                        December 31,
                                                                 1999                1998
                                                                 ----                ----
                    Loss carryforwards                      $   1,561,000     $      686,000
                    Installment gain on sale of assets            127,000            877,000
                    Allowance for doubtful accounts                23,000             23,000
                                                            --------------    --------------

                    Gross deferred tax asset                    1,711,000          1,586,000
                    Valuation allowance                        (1,711,000)        (1,586,000)
                                                            --------------    ---------------

                    Net deferred tax asset                  $           -     $            -
                                                            ==============    ==============

              The provision for income taxes for the year ended December 31, 1998, was reduced $450,000 by the benefit of net operating loss carryforwards.

              At December 31, 1999, the Company has the following net operating loss carryforwards.

                    Expiration Date
                      December 31,
                      ------------
                                                     Federal               State
                           2000                  $             -     $      626,000
                           2001                                -          1,306,000
                           2002                                -          1,298,000
                           2006                                -            535,000
                           2008                          257,000                  -
                           2009                        1,307,000                  -
                           2010                        1,299,000                  -
                           2012                          199,000                  -
                           2013                          307,000                  -
                           2019                          535,000                  -
                                                 ----------------    --------------
                                                 $     3,904,000     $    3,765,000
                                                 ================    ==============

              The valuation reserve has been established for those tax credits, loss carryforwards and deductible temporary differences which are not presently considered more likely than not to be realized.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  8 -     Income Taxes - (continued)
              ------------
              The statutory income tax rate differs from the effective tax rate used in the financial statements as a result of the current year net operating losses, the benefit of which is not being recognized in the current year. The valuation allowance increased $125,000 in 1999 due to additional net operating loss carryforwards.

Note  9 -     Stock Option Plan
              -----------------
              The Company's 1993 Incentive Stock Option Plan has authorized the grant of options to management personnel for up to 450,000 shares of the Company's common stock. All options granted have ten-year terms, other than 10% stockholders options which have five-year terms, and vest and become fully exercisable upon grant.

              The Company's 1996 Stock Option Plan has authorized the grant of options to directors, management, and consultants for up to 500,000 shares of the Company's common stock.

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

              Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                      Risk-free interest rate                     5.7%
                      Expected volatility                         175%
                      Dividend yield                                 -
                      Expected life                            5 years

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

               For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                 1999          1998
                                                                 ----          ----

                  Pro forma net income (loss)                  $  (986,694)  $ 1,811,770

                  Pro forma income (loss) per share
                           Basic                               $      (.29)  $       .44
                           Diluted                                    (.29)          .43

               There was no compensation expense recorded from stock options for the years ended December 31, 1999 and 1998.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  9 -      Stock Option Plan - (continued)
               -----------------
               A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                                             Weighted-Average      Number of     Weighted-Average
                                                 Options      Exercise Price      Exercisable     Exercise Price
                                                 -------      --------------      -----------     --------------
                  Outstanding
                    December 31, 1997           1,177,812       $    1.62          1,097,812       $      1.61

                      Granted                     716,672             .50
                      Exercised                         -               -
                      Terminated               (1,051,000)           1.59
                                            -------------

                  Outstanding
                    December 31, 1998             843,484             .65            723,484               .67

                      Granted                           -               -
                      Exercised                         -               -
                      Terminated                  (57,500)           1.59            665,000               .59
                                            -------------       ---------        -----------       -----------

                  Outstanding
                    December 31, 1999             785,984       $     .58            665,000       $       .59

                  Weighted-average fair
                   value of options granted
                   during the year
                                                                    1999            1998
                                                                    ----            ----

                    Where exercise price
                     equals stock price                         $      .58        $      .65

               Following is a summary of the status of stock options outstanding at December 31, 1999:

                                            Outstanding Options                             Exercisable Options
                                     ----------------------------                         ----------------------
                                                      Weighted-
                                                       Average          Weighted-                      Weighted-
                      Exercise                        Remaining          Average                        Average
                     Price Range     Number       Contractual Life   Exercise Price      Number     Exercise Price
                     -----------     ------       ----------------   --------------      ------     --------------
                  $   .50 - .50      736,984            3.0            $     .50         616,984       $    .50
                  $ 1.58 - 1.94       49,000            6.3            $    1.74          49,000       $   1.21

               The Company has outstanding 557,750 redeemable Class B warrants, each to purchase one share of common stock for $5. No warrants have been redeemed through December 31, 1999. The Class B warrants expire May 2001.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note 10 -      Supplemental Cash Flow Information
               ----------------------------------
               During the year ended  December  31,  1999,  the  Company  issued
               19,500  shares of its  common  stock as  payment  for  consulting
               services   rendered   and   interest   expense  on  certain  debt
               obligations in the amount of $8,523 and $57,150, respectively, the fair value of the shares on the dates of issuance.

               During the years ended December 31, 1999 and 1998, the Company paid interest of $11,000 and $169,000, respectively.

Note 11 -      Major Customers
               ---------------
               The  Company had two major  customers  who  accounted  for 74% of wholesale  sales for 1999 and 85% for 1998.  These same customers
               accounted  for  substantially  all  of  the  Company's   accounts
               receivable as of December 31, 1999 and 1998.

Note 12 -      Commitments and Contingencies
               -----------------------------
               Rent
               ----
               The Company leases space for its main offices and wholesale bakery operation under noncancelable operating leases.

               Aggregate minimum annual payments due under these leases are as follows:

                       Year Ending
                      December 31,
                      ------------
                          2000                                 $        236,000
                          2001                                          190,000
                          2002                                          190,000
                          2003                                          190,000
                          2004                                          190,000
                         Thereafter                                     316,000
                                                                ---------------
                         Total minimum payments required        $     1,312,000
                                                                ===============

              Rent expense  charged to operations  for the years ended  December
              31,   1999  and  1998,   amounted  to   $158,000   and   $129,000,
              respectively.

              Litigation
              ----------
              The Company is presently, and from time to time, involved in routine litigation, including litigation with vendors, suppliers, and franchisees. In management's opinion, none of the litigation in which the Company is currently involved is material to its financial condition or results of operations.

Note 13 -     Year 2000
              ---------
              All of the Company's internal operating systems were compliant as of December 31, 1999, however, Year 2000 problems may not surface until after January 1, 2000. Management estimates that the costs associated with any additional activities will not have a material effect on the Company's operations.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note 14 -     New Accounting Standards
              ------------------------
              Derivative Instruments and Hedging Activities
              ---------------------------------------------
              In June 1998,  the  Financial  Accounting  Standards  Board issued
              Statement of Financial  Accounting Standards No. 133 ("SFAS 133"),
              "Accounting for Derivative  Instruments  and Hedging  Activities."
              SFAS 133 establishes accounting and reporting standards for derivatives as either assets or liabilities and measures them at fair value. Under certain conditions, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. Otherwise, gains and losses from derivatives are recognized currently in the results of operations.
              The Company will adopt SFAS 133 in the fiscal year ending December
              31, 2001. Adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.