Form 10KSB40/A
period 1999-12-31
PARAMARK ENTERPRISES INC
filed 2000-04-26
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A


     X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -----  SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999.
                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934
          For the transition period from             to
                                         -----------    -----------

                         Commission file number 0-23026
                                                -------

                           PARAMARK ENTERPRISES, INC.
--------------------------------------------------------------------------------
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

     As of March 15, 2000, there were 3,393,383 shares of Common Stock and 557,750 Class B Warrants outstanding. Based on the average high and low bid prices of the Common Stock on March 15, 2000, the approximate aggregate market value of Common Stock held by non-affiliates was $ 1,272,500 (1).


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

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

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

                                                     High             Low
Quarters Ending:
March 31, 1998 .......................               $7/16            $1/4
June 30, 1998 ........................                9/16             3/8
September 30, 1998 ...................                3/4              9/16
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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 13(a)(1) in Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company's executive officers and directors are as follows:

Name                 Age     Position with the Company            Director Since
----                 ---     -------------------------            --------------
Charles Loccisano    51      Chairman, Chief Executive Officer        1992
                             and Director
--------------------------------------------------------------------------------
Alan Gottlich        39      President, Chief Financial Officer,      1992
                             Treasurer and Director
--------------------------------------------------------------------------------
Philip Friedman      53      Director                                 1993
--------------------------------------------------------------------------------
Paul Bergrin         43      Director                                 1996
--------------------------------------------------------------------------------


     Charles  Loccisano  has been the  Chairman,  Chief  Executive  Officer  and
Director of the Company since its acquisition in June 1992. Since 1980, Mr. Loccisano has primarily engaged in the acquisition, development and/or management of real estate through his general partnership interest in various real estate limited partnerships. Some of these partnerships were forced to file for protection under the United States Bankruptcy Code after a turndown in the real estate market in 1997. Some of these partnerships were successfully reorganized and some lost their real properties in bankruptcy and/or to foreclosure. In November 1999, Mr. Loccisano voluntarily pled guilty to one count of a misdemeanor for making false statements to the United States Department of Housing and Urban Development (HUD). This plea was the result of his activities as a principal and officer of Harmon/Envicon Associates, a national real estate syndication company, during the period of June 1991 through December 1992. Mr. Loccisano entered the plea agreement to avoid a protracted and costly litigation. Mr. Loccisano was also a principal of a company that owned five Roy Roger restaurants and three T.J. Cinnamons bakeries in New Jersey from 1989 through 1994. In addition, Mr. Loccisano was a general partner in a 200 room hotel in Morristown New Jersey which was acquired in 1991 and was sold in 1998.

     Alan Gottlich has been the Vice Chairman, Chief Financial Officer and Director of the Company since its acquisition in June 1992, and the President since October, 1996. Prior thereto, Mr. Gottlich was primarily engaged in the acquisition, development and/or management of real estate through his general partner interest in various real estate limited partnerships. In November 1999, Mr. Gottlich voluntarily pled guilty to one count of a misdemeanor for making false statements to HUD. This plea was the result of his activities as an employee of Harmon/Envicon Associates, a national real estate syndication company, during the period of June 1991 through December 1992. Mr. Gottlich entered the plea agreement to avoid a protracted and costly litigation. Mr. Gottlich was also a principal of a company that owned five Roy Rogers restaurants and three T.J. Cinnamons bakeries in New Jersey from 1989 through 1994. Prior to that, Mr. Gottlich was a staff accountant at Touche Ross & Co.

     Philip Friedman has been a Director of the Company since August 1993. Mr. Friedman is the president of McAlister's Corporation, operator and franchiser of the McAlister's Deli Restaurant chain. From 1984 through 1986, he was he was

Vice President of Finance and Administration for Cini-Little International, Inc., the largest food service consulting firm in the United States. While with
P. Friedman & Associates, Mr. Friedman has taken interim executive positions with certain clients. In 1996, Mr. Friedman was named interim President of Panda Management Company, Inc. a national chain of restaurants serving Chinese food. In 1998 he served as Chairman of the Board for Rosti Restaurants and is the President and principal shareholder of P.Friedman & Associates, Inc., a food management and consulting company based in Rockville, Maryland. Mr. Friedman graduated from the University of Connecticut with Bachelors and Masters degrees and received his MBA from the Wharton School of Business at the University of Pennsylvania. Mr. Friedmn serves as a director of Roadhouse Grill, Inc. and Eateries, Inc., both publicly traded companies.

     Paul Bergrin has been a Director of the Company since November 1996. Mr. Bergrin has been a partner in the law firm of Pope, Grossman, Bergrin Toscano and Verdesco for more than the last five years specializing in criminal and civil litigation.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

     The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer and each other officer who made in excess of $100,000 (salary plus bonuses) (the "Named Officers") for the fiscal years ended December 31, 1998, 1997 and 1996. No other executive officers of the Company who were serving as such at the end of such fiscal years received salary and bonus in excess of $100,000.

                                                         Long Term Compensation Awards
                                                         -----------------------------
                                   Annual Compensation        Other   Securities
Name and Principal                 -------------------        Annual  Underlying
Position                 Year      Salary       Bonus        Comp.(1)  Options
------------------------------------------------------------------------------
Charles Loccisano,       1999    $193,678           $0       $12,000        -0-
  Chairman, and Chief    1998     189,935 (2)  105,984        12,000    312,125 (4)
  Executive Officer      1997     134,615       68,805        12,000    225,000

Alan Gottlich,           1998    $138,342           $0       $ 9,000        -0-
  President and Chief    1997     125,818 (3)   52,992         9,000    188,250 (4)
  Financial Officer      1997      98,464       34,402         9,000    163,500

(1)  These amounts represent reimbursable automobile expenses.

(2) $17,500 of this amount represents salary accruals from 1997 paid during 1998.

(3) $11,250 of this amount represents salary accruals from 1997 paid during 1998.

(4) In January 1998, the Board of Directors approved a resolution by the Options Committee whereby the Company canceled stock options held by
     Messrs. Loccisano and Gottlich in the amount of 417,500 and 251,000 respectively, and granted new options in the amount of 313,125 and 188,250, respectively.

                     Stock Option Grants in Last Fiscal Year

     No options were granted under the company's option plan during the year ended December 31, 1999.

               Aggregate Option Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values

     The following table sets forth information regarding aggregate option exercises and year end option values.

====================================================================================================================
                                                                               Number of             Value of
                                                                              Unexercised           Unexercised
                                                                               Options at           In-The-Money
                                                                              12/31/99 (1)       Options at 12/31/99

                                Shares Acquired on       Value                Exercisable/          Exercisable/
Name                            Exercise                 Realized            Unexercisable         Unexercisable
--------------------------------------------------------------------------------------------------------------------
Charles Loccisano, Chairman      0                        0                 313,125 / 15,000           0 / 0
and Chief Executive Officer
====================================================================================================================
Alan Gottlich, President, and    0                        0                 188,250 / 15,000           0 / 0
Chief Financial Officer
====================================================================================================================


                              Director Compensation

     The Company provides compensation to outside directors at the rate of $300 per month, and provides reimbursement of travel and other expenses incurred in attending meetings. Directors who are employees of the Company do not receive fees for attendance at director' meetings.

              Employment Contracts and Change of Control Agreements

     On October 1, 1997, the Company entered into a three year employment agreement with Charles Loccisano, the Company's Chairman and Chief Executive Officer, providing for an annual base salary of $175,000. The base salary will be increased by 10% per annum on each anniversary, and a bonus may be payable at the discretion of the Board of Directors.

     On October 1, 1997, the Company entered into a three year employment agreement with Alan Gottlich, the Company's President and Chief Financial Officer, providing for an annual base salary of $125,000. The base salary will be increased by 10% per annum on each anniversary, and a bonus may be payable at the discretion of the Board of Directors.

     Both of these employment agreements include change of control provisions providing for a payment equal to two years base salary plus one half of aggregate bonuses paid during the three years prior to termination. In addition, both of these employment agreements have a number or provisions relating to term, duties, termination and other contractual rights.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, as of December 31, 1999 as to the beneficial ownership of Common Stock (including shares which may be acquired within sixty days pursuant to stock options) of each director of the Company and the executive officers of the Company listed in the Summary Compensation Table below, all directors and executive officers as a group and persons known by the Company to beneficially own more than 5% of the Common Stock. Except as set forth below, no person beneficially owns more than 5% of the Common Stock.

                            Number of Shares
Name and Address of         of Common Stock                      Percent
Beneficial Owner (1)       Beneficially Owned (2)           Beneficially Owned
------------------------------------------------------------------------------

Charles Loccisano             1,530,049 (3)(4)                   38.2%
Loccisano Trusts                368,389 (5)                       9.2%
Alan Gottlich                   360,589 (6)(7)                    9.0%
Philip Friedman                  97,109 (8)                       2.4%
Paul Bergrin                     52,500 (9)                       1.3%

All Directors and
Executive Officers
as of group (four persons)    2,040,247 (10)                     50.9%

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

(3) Includes 184,195 shares held by The Charles Loccisano Irrevocable Trust f/b/o Marissa Loccisano all of which are Escrow Shares, and 184,195 shares held by The Charles Loccisano Irrevocable Trust f/b/o Michael Loccisano (jointly referred to as the "Loccisano Trusts") all of which are escrow shares, with respect to which Mr. Loccisano is the settlor. Mr. Loccisano disclaims beneficial ownership of these shares. Mr. Gottlich and Mr. Feiger are the trustees of the Loccisano Trusts and posses shared voting and dispositive power.

(4) Includes a maximum of 283,125 shares which may be acquired upon the exercise of options exercisable within the next 60 days. Excludes 15,000 shares subject to options not exercisable within the next 60 days.

(5) Includes 184,195 shares held by The Charles Loccisano Irrevocable Trust f/b/o Marissa Loccisano, all of which are Escrow Shares, and 184,195 shares held by The Charles Loccisano Irrevocable Trust f/b/o Michael Loccisano, all of which are escrow shares. Mr. Gottlich and Mr. Feiger are the trustees of the Loccisano Trusts and posses shared voting and dispositive power.

(6) Includes a maximum of 158,250 shares which may be acquired upon the exercise of options exercisable within the next 60 days. Excludes 15,000 shares subject to options not exercisable within the next 60 days.

(7) Includes 155,874 shares held by Mr. Gottlich's spouse of which 64,765 are Escrow Shares, as to which Mr. Gottlich disclaims beneficial ownership. Excludes 368,389 shares held by the Loccisano Trusts over which Mr. Gottlich has shared voting and dispositive power.

(8) Includes a maximum of 77,109 shares which may be acquired upon the exercise of options exercisable within the next 60 days. Excludes 15,000 shares subject to options not exercisable within the next 60 days.

(9)  Represents   shares  that  are  issuable   upon  the  exercise  of  options
     exercisable within the next 60 days. Excludes 15,000 shares subject to options not exercisable within the next 60 days.

(10) Includes a maximum of 555,984 shares which may be acquired upon the exercise of options that are exercisable within the next 60 days.

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

     Heinz Bakery Products License Agreement

     In June 1992, the Company entered into an exclusive 20 year license agreement with Heinz Bakery Products ("Heinz"), pursuant to which, among other things, Heinz paid an aggregate of $1.425 million in advance royalties to be offset by actual royalties earned. The advance royalties owed to Heinz were guaranteed by Charles Loccisano, the Chairman and Chief Executive Officer of the Company. In August 1996, the Company entered into an agreement with Heinz to terminate the license agreement and satisfy the balance due under the promissory note in the amount of approximately $795,000 based on a payment of $600,000 made in August 1996, the assignment of a $100,000 promissory note receivable from Triarc, and the forgiveness of the balance of $95,000. At December 31, 1999, the Heinz note was paid in full.

     Loans and Investments from Affiliates

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

     In January 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer provided the Company with loans aggregating $282,500. In March 1998, based on the need for additional funding resulting from the receipt of large purchase orders from Walmart Super Centers, the previous loans provided by Loccisano and Gottlich were repaid in full, and Messrs. Loccisano and Gottlich agreed to provide the Company with a credit line for up to $500,000, with interest payable quarterly at the applicable federal rate of 5.39% per annum. The line of credit is secured by payments due to the Company under its purchase agreement with Triarc. In consideration for providing this credit line, the Company granted Messrs. Loccisano and Gottlich an aggregate of 300,000 unregistered shares of common stock. This credit line was repaid in full in August 1998 out of the proceeds of the Triarc transaction.

     In August 1998, Charles Loccisano, the Company's Chairman and chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, provided the Company with short term bridge loans aggregating $100,000. These loans provided for a loan fee of 5% representing the initial loan fees and interest on the loan. These loans were repaid in full in August 1998 out of the proceeds of the Triarc transaction.

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

            Consolidated Statements of Operations                    F-4

            Consolidated Statement of Stockholders' Equity           F-5

            Consolidated Statements of Cash Flows                    F-6

            Notes to Consolidated Financial Statements               F-7 - F-15

     2.   Exhibits

          1.1*   ........Underwriting Agreement with Paragon Capital Corporation

          2.1*   ........Certificate of Ownership and Merger regarding the
                         merger of Signature Acquisition Corp. with and into T.J. Cinnamons, Inc.

          2.2*   ........Certificate of Ownership and Merger regarding the
                         merger of Signature Foods, Inc. with and into T.J. Cinnamons, Inc.

          2.3*** ........Purchase Agreement between the Registrant and Triarc
                         Restaurant Group

          3.1*   ........Restated Certificate of Incorporation of the Registrant

          3.2*   ........By-Laws of the Registrant

          9.1*     ......Modification Agreement (the "Modification Agreement")
                         among Signature Foods, Inc., The Charles N. Loccisano Irrevocable Trust f/b/o Michael Loccisano, The Charles
                         N. Loccisano Irrevocable Trust f/b/o Marissa Loccisano, The Ted H. Rice and Joyce Rice Family Trust, U/T/I dated August 8, 1986, The Roger L. Cohen Trust U/T/D/ dated January 26, 1984 and the Kenneth D. Hill Revocable Trust U/T/I dated march 29, 1989, Signature Acquisition Corp., the Registrant, Charles N. Loccisano and Alan S. Gottlich relating to a Stock Purchase Agreement (the "Stock Purchase Agreement") among them

          9.2*     ......Waiver of Default under the Modification Agreement, as amended

          9.3*     ......Amendment to Stock Purchase Agreement

          9.4*     ......Stock Purchase Agreement

          10.1*    ......Trademark and Technology License and Manufacturing
                         Agreement ("License Agreement") by and between Signature Acquisition Corp. and Pro Bakers Ltd.

          10.1(a)* ......Amendment to License Agreement

          10.1(b)* ......Second Amendment to License Agreement

          10.1(c)**......Termination of the License Agreement

          10.2*    ......1993 Stock Option Plan

          10.3*    ......1996 Amended and Restated Stock Option Plan

          10.4*    ......Employment Agreement with Charles Loccisano

          10.5*    ......Employment Agreement with Alan Gottlich

          10.9*    ......Lease regarding the Company's principal executive
                         offices

          10.13*   ......License agreement with Triarc Restaurant Group

          10.14**  ......Management Agreement with TJ Holding Company, Inc.

          10.15**  ......Lease regarding the Santa Ana bakery facility

          10.16*   ......Lease regarding the El Cajon bakery facility

          10.17*** ......Agreement between and among TJ Holding Company, Inc.,
                         Arby's, Inc., d/b/a Triarc Restaurant Group and Paramark Enterprises, Inc.

          10.18*** ......Wholesale License Agreement between Arby's, Inc., d/b/a
                         Triarc Restaurant Group and Paramark Enterprises, Inc.

          16.1**   ......Letter from Goldstein Golub and Kessler, the
                         Registrant's former independent accountant

          16.2**   ......Letter from Arthur Andersen LLP

          21       ......Subsidiaries of the Company Starbake Brands, Inc.

          27       ......Financial Data Schedule

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


Signature                         Title(s)                    Date
------------------------------------------------------------------


/s/ Charles Loccisano         Chairman, Chief            April 26, 2000
---------------------------   Executive Officer
Charles N. Loccisano          and Director
                              (Principal Executive
                              Officer)



/s/ Alan Gottlich             President, Chief           April 26, 2000
---------------------------   Financial Officer
Alan S. Gottlich              and Director
                              (Principal Financial and
                              Accounting Officer)


/s/ Philip Friedman           Director                   April 26, 2000
---------------------------
Philip Friedman


/s/ Paul Bergrin              Director                   April 26, 2000
---------------------------
Paul Bergrin

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