Form 10QSB
period 2000-03-31
PARAMARK ENTERPRISES INC
filed 2000-05-12
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

          For the transition period from ________ to ___________

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

                  One Harmon Plaza, Secaucus, New Jersey 07094
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-422-0910
-------------------------------------------------------------------------------
                 (Issuer's telephone number including area-code)

                                 Not Applicable
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

       Common Stock, $.01 par value - 3,393,383 shares as of May 10, 2000.

Transitional Small Business disclosure Format (check one):
         Yes  X   No ___

                            Paramark Enterprises Inc.


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS                                      PAGE
         -----------------------------------------------------------------------
         Independent Accountants Review Report                                3

         Balance Sheets at December 31, 1999 (audited)                        4
         and March 31, 2000.

         Statements of Operations for the three months                        5
         ended March 31, 1999 and March 31, 2000.

         Statements of Cash Flows for the three months                        6
         ended March 31, 1999 and March 31, 2000.

         Notes to Financial Statements                                        7


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                        9

PART II

Item 1   Legal Proceedings                                                   13

Item 2   Changes in Securities                                               13

Item 3   Defaults upon Senior Securities                                     13

Item 4   Submission of Matters to a Vote
         of Security Holders                                                 13

Item 5   Other Information                                                   13

Item 6   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                   14
PART I - FINANCIAL INFORMATION

                      Independent Accountants Review Report


We have reviewed the accompanying condensed consolidated balance sheets of Paramark Enterprises, Inc. As of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000. These condensed consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of the interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the condensed consolidated financial statements, the Company has incurred significant losses from operations and has a working capital deficiency. Such circumstances indicate that the Company may be unable to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1 to the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                    Amper, Politziner & Mattia

May 8, 2000
Edison, New Jersey

                           PARAMARK ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31,     March 31,
                                                                    1999            2000
                                                                  ---------      -----------
                                                                  (Audited)      (Unaudited)
                                     ASSETS
Current Assets:
  Cash                                                          $   195,977      $     6,510
  Accounts receivable, less allowance for doubtful accounts         385,462          480,806
  Notes receivable- current maturities                              375,000          250,000
  Inventory                                                         279,326          303,954
  Prepaid expenses and other current assets, net                    110,818           46,340
                                                                -----------      -----------
Total current assets                                              1,346,583        1,087,610

Property and equipment                                              867,964          944,359
                                                                -----------      -----------

Total Assets                                                    $ 2,214,547      $ 2,031,969
                                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                       $   927,915      $ 1,126,914
    Current maturities of long-term debt                             56,744           67,081
                                                                -----------      -----------
Total current liabilities                                           984,659        1,193,995

Long-term debt, net of current maturities                           226,681          257,630

STOCKHOLDERS' EQUITY

Preferred Stock                                                           0                0
Common Stock                                                         33,935           33,935
Additional paid-in capital                                        6,822,032        6,822,032
Accumulated deficit                                              (5,813,653)      (6,236,516)
                                                                -----------      -----------
                                                                  1,042,314          619,451
                                                                -----------      -----------
Less, treasury stock at cost                                        (39,107)         (39,107)
                                                                -----------      -----------

    Total stockholders' equity                                    1,003,207          580,344
                                                                -----------      -----------

    Total Liabilities and Stockholders' Equity                  $ 2,214,547      $ 2,031,969
                                                                ===========      ===========


                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For the Three Months
                                                              Ended March 31,
                                                      ----------------------------
                                                           1999             2000
                                                      -----------      -----------

Revenue:
    Wholesale sales                                      $716,977       $1,436,106
                                                      -----------      -----------
        Total revenue                                     716,977        1,436,136

Operating expenses:
    Cost of goods sold                                    604,045        1,259,592
    Bakery selling, general and administrative            190,434          394,236
    Corporate selling, general and administrative         180,853          192,025
                                                      -----------      -----------
        Total operating expenses                          975,332        1,845,853
                                                      -----------      -----------

Loss from operations                                     (258,355)        (409,747)
                                                      -----------      -----------

Other income (expense):
    Interest income (expense), net                         (3,178)         (13,116)
    Gain from sale of assets                               14,820                0
    Other income                                            9,727                0
                                                      -----------      -----------
        Total other income (expense)                       21,369          (13,116)
                                                      -----------      -----------

Net loss                                                ($236,986)       ($422,863)
                                                      ===========      ===========


Basic earning per share                                    ($0.07)          ($0.12)
Diluted earnings per share                                 ($0.07)          ($0.12)

Weighted average common shares outstanding
    Basic                                               3,379,300        3,393,383
    Diluted                                             3,379,300        3,393,383


                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Three Months
                                                                              Ended March 31,
                                                                         ------------------------
                                                                            1999           2000
                                                                         ---------      ---------
Cash flow from operating activities:
    Net loss                                                             ($236,986)     ($422,863)
Adjustments to reconcile net loss to net cash from
    operating activities:
        Depreciation and amortization                                       25,265         42,415
        Noncash interest expense                                             8,522              0
        Gain from sale of assets                                           (15,210)             0
        Gain from forgiveness of debt                                       (9,727)             0
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                          91,692        (95,344)
        (Increase) decrease in notes receivable                                  0              0
        (Increase) decrease in inventories                                  (5,619)       (24,629)
        (Increase) decrease in prepaid expenses and other assets           (26,936)        64,479
        Increase (decrease) in accounts payable and accrued expenses      (181,173)       198,908
                                                                         ---------      ---------
        Net cash used in operating activities                             (350,171)      (237,034)
                                                                         ---------      ---------

Cash flows from investing activities:
    Purchases of property and equipment                                    (18,685)      (118,717)
                                                                         ---------      ---------
    Net cash used in investing activities                                  (18,685)      (118,717)
                                                                         ---------      ---------

Cash flows from financing activities:
    Proceeds from notes receivable                                         125,000        125,000
    Purchases of treasury stock                                            (39,107)             0
    Net proceeds from (repayments of) notes payable                         (3,237)        41,285
                                                                         ---------      ---------
    Net cash provided by financing activities                               82,656        166,285
                                                                         ---------      ---------

Net decrease in cash                                                      (286,200)      (189,466)

Cash at beginning of period                                                790,873        195,976


Cash at end of period                                                     $504,673         $6,510
                                                                         =========      =========


                        SEE NOTES TO FINANCIAL STATEMENTS

                           Paramark Enterprises, Inc.
                          Notes to Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

        The accompanying financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continued losses of $422,863 for the three months ended March 31, 2000 and $1,016,694 for the year ended December 31, 1999. The Company had a negative working capital deficit of $106,385 on March 31, 2000.

        The Company is exploring a number of strategic alternatives including a possible equity or debt financing, a merger, or a sale transaction which would allow the Company to continue as a going concern. In view of these matters, continued operations of the Company are dependent upon these possible strategic alternatives.

        Except for the balance sheet at December 31, 1999, all statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of financial results for the full year.

        Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. It is suggested that these unaudited financial statements be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999. There have been no significant changes of accounting policies since December 31, 1999.

Note 2 -Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing the net income
    (loss) by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the 1999 and 2000 computations, shares issuable upon the exercise of all common stock purchase options and warrants outstanding have been excluded from the computation of weighted average shares outstanding since their effect is antidilutive.

Note 3 - Income Taxes

        No provision for income taxes has been made for the three months ended March 31, 2000 and for the year ended December 31, 1999 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at March 31, 2000. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at March 31, 2000.

Note 4 - License Agreement

         The Company is continuing to manufacture T.J. Cinnamons products pursuant to a license agreement with Triarc with an original term which expired on December 31, 1998. Triarc has granted the Company numerous short term extensions of the term of this license agreement which will expire on May 31, 2000, and the Company anticipates that Triarc will continue to renew this license agreement at the end of its current term.

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

Balance Sheet Information

Total assets decreased by $182,578 from $2,214,547 on December 31, 1999 to $2,031,969 on March 31, 2000 due primarily to a decrease in cash and notes receivable. Cash decreased to $6,510 on March 31, 2000 from $195,977 on December 31, 1999 due to cash losses from operating activities and the repayment of a portion of the Company's outstanding indebtedness. Notes receivable - net of current maturities as of March 31, 2000 decreased to $250,000 from $375,000 on December 31, 1999 due to payments received on outstanding notes receivable. Total liabilities as of March 31, 2000 increased to $1,451,625 from $1,211,340 on December 31, 1999 due to increases in accounts payable and accrued expenses resulting from increased production and sales, and an increase in outstanding indebtedness.

RESULTS OF OPERATIONS (for the three month period ended March 31, 2000 compared to the three month period ended March 31, 1999).

    The following tables set forth the components of the Company's revenue:

                                     Three Months Ended March 31,
                                   ------------------------------
                                      2000                 1999
                                   ----------          ----------

          Wholesale sales          $1,436,106            $716,977
                                   ----------          ----------

          Total Revenue            $1,436,106            $716,977

         Wholesale sales increased by 100% to $1,436,106 for the three months ended March 31, 2000 from $716,977 for the three months ended March 31, 1999. This increase in sales for the three months ended March 31, 2000 was primarily the result of distribution of the Company's existing and new products into new grocery and distributor accounts. The Company expanded its product line to include a full line of decorated layer cakes and torte cakes. The Company also expanded its distribution into Northern California and Texas. The Company sells most of its products through bakery broker networks and distributors and estimates that its products are sold in over 2,000 supermarkets.

         Cost of goods sold increased to $1,259,592, or 88% of net wholesale sales, for the three months ended March 31, 2000, as compared to $604,045, or 84% of net wholesale sales, for the three months ended March 31, 1999. This increase resulted from increases in labor costs due to training for the new decorated cake line and overtime labor incurred to meet demand for the Company's products as well as increases in rent and related charges resulting from the expansion of the manufacturing facility which was completed in February 2000.

         Bakery selling general and administrative expenses increased by 107% to $394,236 for the three months ended March 31, 2000 from $190,434 for the three months ended March 31, 1999. This increase was primarily the result of increased selling expenses due to increased sales, increased overhead costs due to the manufacturing plants expansion, and increases in management labor costs and obsolete inventory charges.

         Corporate selling general and administrative expenses increased by 6% to $192,025 for the three months ended March 31, 2000 from $180,853 for the three months ended March 31, 1999. This increase was primarily the result of increases in management payroll, professional fees and other corporate general and administrative costs.

         Gain from sale of assets was $0 for the three months ended March 31, 2000 as compared to $14,820 for the three months ended March 31, 1999. The gain from sale of assets for the three months ended March 31, 1999 resulted from additional consideration received from the sale of assets to Triarc in August 1998.

         Net interest expense for the three months ended March 31, 2000 increased to $13,116 as compared to $3,178 for the fiscal year ended December 31, 1998. This increase in net interest expense resulted primarily from increases in equipment lease financing and a reduction in interest income resulting from a reduction in cash balances.

         Other income decreased to $0 for the three months ended March 31, 2000 from $9,727 for the three months ended March 31, 1999. The forgiveness of debt for the three months ended March 31, 1999 was due to reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of certain accounts payable.

         The Company had a net loss of $422,863, or $0.12 per share for the for the three months ended March 31, 2000 as compared to a net loss of $236,986, or $0.07 per share for the three months ended March 31, 1999.

Liquidity and Capital Resources

         At March 31, 2000, the Company had a working capital deficit of $106,385. During the three months ended March 31, 2000, the Company experienced cash flow deficits from its operating activities primarily because its gross profit was not sufficient to cover its selling, general and administrative expenses. This deficit has been funded in part by payments received from the Triarc note receivable more fully discussed below. The Company has initiated plans to increase its gross profit margins and reduce certain selling, general and administrative expenses in order to reduce and eventually eliminate these cash flow deficits from operating activities.

         In an effort to obtain the long term resources necessary to fully develop the Company's business strategies, the Company is exploring a number of strategic alternatives including a possible equity or debt financing, a merger, or a sale transaction. While the Company is actively pursuing a number of possible transactions, there can be no assurance that the Company will consummate any financing, merger, sale or other similar transaction, or that such transaction will be consummated on terms that would be favorable to the Company's shareholders.

         The Company used net cash in operating activities in the amount of $237,034 for the for the three months ended March 31, 2000 as compared to $350,171 for the for the three months ended March 31, 1999. The Company used net cash in investing activities in the amount of $118,717 for the for the three months ended March 31, 2000, as compared to $18,685 for the for the three months ended March 31, 1999. The Company received net cash from financing activities in the amount of $166,285 for the for the three months ended March 31, 2000 as compared to $82,656 for the for the three months ended March 31, 1999.

         In July 1998, the Company borrowed $150,000 from Gelt Financial Corporation. The loan provided for interest at the rate of 5% above the prime rate, and was secured by all the payments due the Company under the purchase agreement dated June 3, 1996 entered into with Triarc Restaurant Group. In order to induce Gelt Financial Group to enter into this loan, the Company paid Gelt Financial Group a placement fee in the amount of $15,625 and agreed to issue Gelt Financial Group 15,000 shares of the Company's unregistered common stock. This loan was repaid in full in August 1998 from the proceeds of the Triarc agreement.

         In August 1998, Charles Loccisano, the Company's Chairman and Chief Executive Officer, and Alan Gottlich, the Company's President and Chief Financial Officer, provided the Company with short term bridge loans aggregating $100,000. These loans provided for a loan fee of 5% representing the initial loan fees and interest on the loan. These loans were repaid in full in August 1998 from the proceeds of the Triarc agreement.

         In August 1998, the Company closed an agreement with Triarc pursuant to which the Company sold all of its rights and interests under the existing T.J. Cinnamons franchise agreements and terminated the purchase agreement with Triarc dated June 3, 1996 and the license agreement and management agreement entered into with Triarc and affiliates dated August 29, 1996. Under the terms of this agreement, the Company received payments aggregating $4,000,000 of which $3,000,000 was paid in cash at closing and $1,000,000 was paid in the form of a noninterest bearing promissory note payable over 24 months. The balance of this note receivable was $250,000 on March 31, 2000.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

                  None

Item 3.  Defaults upon Senior Securities
----------------------------------------

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                  Not Applicable

Item 5.  Other Information
--------------------------

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

                  (a)      Exhibits.
                           ---------

                           The following exhibits are filed herewith.

                           Exhibit Number         Description
                           -----------------------------------------------

                           27                     Financial Data Schedule

                  (b)      Reports on Form 8-K.
                           --------------------

                           The Company did not file any current reports on Form 8-K for the quarter ended March 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                        Paramark Enterprises, Inc.




Dated: May 11, 2000                     By:  /s/ Charles N. Loccisano
      -------------                        --------------------------
                                        Charles N. Loccisano,
                                        Chairman and Chief Executive Officer




                                        By:  /s/ Alan S. Gottlich
                                           ----------------------
                                        Alan S. Gottlich,
                                        President and Chief Financial Officer
                                        (Principal Accounting Officer)