Form 10QSB
period 2000-06-30
PARAMARK ENTERPRISES INC
filed 2000-08-10
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 30, 2000.
                                             -----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

          For the transition period from              to
                                         ------------    ------------

                         Commission file number 0-23026

                           Paramark Enterprises, Inc.
     ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Delaware                               22-3261564
     -----------------------------------    ------------------------------
      (State or other jurisdiction          (I.R.S. Employer Identification
      of incorporation or organization)      No.)

                  One Harmon Plaza, Secaucus, New Jersey 070940
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-422-0910
      --------------------------------------------------------------------
                 (Issuer's telephone number including area-code)

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

Common Stock, $.01 par value - 3,393,383 shares as of August 10, 2000.

Transitional Small Business disclosure Format (check one):
         Yes      No   X

                            Paramark Enterprises Inc.


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

          INDEX TO FINANCIAL STATEMENTS                                 PAGE

          Independent Accountants Review Report                          3

          Balance Sheets at December 31, 1999 and                        4
          June 30, 2000.

          Statements of Operations  for the three and six                5
          months ended June 30, 1999 and June 30, 2000.

          Statements  of Cash Flows for the six                          6
          months ended June 30, 1999 and June 30, 2000.

          Notes to Financial Statements                                  7

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  9

PART II

Item 1   Legal Proceedings                                              13

Item 2   Changes in Securities                                          13

Item 3   Defaults upon Senior Securities                                13

Item 4   Submission of Matters to a Vote of Security Holders            13

Item 5   Other Information                                              13

Item 6   Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                              14

PART I - FINANCIAL INFORMATION

                      Independent Accountants Review Report


We have reviewed the accompanying condensed consolidated balance sheets of Paramark Enterprises, Inc. as of June 30, 2000, and the related condensed consolidated statements of operations for the three and six months ended June 30, 2000, and the related condensed consolidated cash flows for the six months ended June 30, 2000. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

           /s/  Amper, Politziner & Mattia, P.A.

August 1, 2000
Edison, New Jersey

                           PARAMARK ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31,       June 30,
                                                                    1999              2000
                                                                  (Audited)       (Unaudited)
                                     ASSETS

Current Assets:
  Cash                                                          $   195,977      $     2,617
  Accounts receivable, less allowance for doubtful accounts         385,462          671,504
  Notes receivable - current maturities                             375,000          125,000
  Inventory                                                         279,326          465,061
  Prepaid expenses and other current assets, net                    110,818           50,446
                                                                -----------      -----------
        Total current assets                                      1,346,583        1,314,628

Property and equipment                                              867,964          939,815
                                                                -----------      -----------

    Total Assets                                                $ 2,214,547      $ 2,254,443
                                                                ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                       $   927,915      $ 1,523,453
    Current maturities of long-term debt                             56,744           68,662
                                                                -----------      -----------
    Total current liabilities                                       984,659        1,592,115

Long-term debt, net of current maturities                           226,681          272,138

                              STOCKHOLDERS' EQUITY

Preferred Stock                                                           0                0
Common Stock                                                         33,935           33,935
Additional paid-in capital                                        6,822,032        6,822,032
Accumulated deficit                                              (5,813,653)      (6,426,670)
                                                                -----------      -----------
                                                                  1,042,314          429,297
                                                                -----------      -----------

Less, treasury stock at cost                                        (39,107)         (39,107)
                                                                -----------      -----------

    Total stockholders' equity                                    1,003,207          390,190
                                                                -----------      -----------

    Total Liabilities and Stockholders' Equity                  $ 2,214,547      $ 2,254,443
                                                                ===========      ===========

      SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AND ACCOUNTANTS REVIEW REPORT

                                            PARAMARK ENTERPRISES, INC.
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                   (UNAUDITED)

                                                          For the Three Months               For the Six Months
                                                             Ended June 30,                     Ended June 30,
                                                      ----------------------------      ----------------------------
                                                          1999            2000             1999              2000
                                                      -----------      -----------      -----------      -----------

Revenue:
    Wholesale sales                                   $ 1,001,297      $ 2,075,844      $ 1,718,274      $ 3,511,950
    Sales from Company-owned stores                             0                0                0                0
    Royalties and licensing fees                                0                0                0                0
                                                      -----------      -----------      -----------      -----------
        Total revenue                                   1,001,297      $ 2,075,844        1,718,274      $ 3,511,950

Operating expenses:
    Cost of goods sold                                    797,309        1,669,981        1,401,353        2,929,573
    Bakery selling, general and administrative            215,311          412,897          405,745          807,133
    Corporate selling, general and administrative         201,945          202,380          382,804          394,405
                                                      -----------      -----------      -----------      -----------
        Total operating expenses                        1,214,574        2,285,258        2,189,902        4,131,111
                                                      -----------      -----------      -----------      -----------
Loss from operations                                     (213,276)        (209,414)        (471,627)        (619,161)
                                                      -----------      -----------      -----------      -----------


Other income (expense):
    Interest income (expense), net                         (2,766)         (15,790)          (5,944)         (28,906)
    Gain (loss) from sale of assets                        (9,727)               0           14,820                0
    Other income                                           22,187           35,050           22,187           35,050
                                                      -----------      -----------      -----------      -----------
        Total other income (expense)                        9,694           19,260           31,063            6,144
                                                      -----------      -----------      -----------      -----------


Net income (loss)                                     $  (203,582)     ($  190,154)     ($  440,564)     ($  613,017)
                                                      ===========      ===========      ===========      ===========


Net income (loss) per common share                    ($     0.06)     ($     0.06)     ($     0.14)     ($     0.18)
                                                      ===========      ===========      ===========      ===========



Weighted average number of
    common shares outstanding                           3,390,043        3,393,383        3,390,043        3,393,383
                                                      ===========      ===========      ===========      ===========


                       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           AND ACCOUNTANTS REVIEW REPORT

                           PARAMARK ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                                1999           2000
                                                                             ---------      ---------
Cash flow from operating activities:
    Net income (loss)                                                        ($440,564)     ($613,017)
Adjustments to reconcile net income (loss) to net cash from
    operating activities:
        Depreciation and amortization                                           52,776         96,378
        Provision for inventory obsolescence                                         0         38,700
        Gain from forgiveness of debt                                          (22,187)       (35,050)
        (Gain) loss from sale of equipment                                     (15,210)             0
        Noncash consulting fees and interest expense                             8,522              0
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                              67,005       (286,042)
        (Increase) decrease in inventories                                      25,639       (185,735)
        (Increase) decrease in prepaid expenses and other current assets       (15,264)        60,372
        Increase (decrease) in accounts payable and accrued expenses          (113,782)       595,538


Net cash used in operating activities                                         (453,064)      (328,856)
                                                                             ---------      ---------


Cash flows from investing activities:
    Proceeds from notes receivable                                             250,000        250,000
    Purchases of equipment                                                     (83,082)      (171,881)
                                                                             ---------      ---------

Net cash used in investing activities                                          166,918         78,119
                                                                             ---------      ---------

Cash flows from financing activities:
    Proceeds from financing                                                     57,428         88,543
    Purchases of treasury stock                                                (39,107)             0
                                                                             ---------      ---------
    Payment of notes payable                                                    (6,634)       (31,165)

Net cash provided by financing activities                                       11,687         57,378
                                                                             ---------      ---------

Net increase (decrease) in cash                                               (274,459)      (193,359)

Cash at beginning of period                                                    790,873        195,976


Cash at end of period                                                        $ 516,414      $   2,617
                                                                             =========      =========

Supplemental disclosure of cash paid:
    Interest, net                                                            $   5,944      $  28,906
Income Taxes                                                                 $       0      $       0

                       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                           AND ACCOUNTANTS REVIEW REPORT

                           Paramark Enterprises, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continued losses of $613,017 for the six months ended June 30, 2000 and $1,016,694 for the year ended December 31, 1999. The Company had a negative working capital deficit of $277,487 on June 30, 2000.

         The Company has been exploring a number of strategic alternatives including a possible merger or sale transaction which would allow the Company to continue as a going concern. In July 2000, the Company executed a non-binding letter of intent with Jon Donaire Desserts ("Jon Donaire"), through which the Company will sell to Jon Donaire a majority of the assets comprising its bakery operations in El Cajon, California. In view of the Company's negative working capital and history of continuing operating losses, continued operations of the Company is dependent upon the closing of the Jon Donaire transaction, or if that transaction is not consummated, the completion of other possible strategic alternatives.

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

Note 3 - Income Taxes

         No provision for income taxes has been made for the six months ended June 30, 2000 and for the year ended December 31, 1999 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at June 30, 2000. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at June 30, 2000.

Note 4 - License Agreement

         The Company is continuing to manufacture T.J. Cinnamons products pursuant to a license agreement with Triarc with an original term which expired on December 31, 1998. Triarc has granted the Company numerous short term extensions of the term of this license agreement which will expire on September 30, 2000, and the Company anticipates that Triarc will continue to renew this license agreement at the end of its current term.

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

Balance Sheet Information

    Total assets increased by $39,896 from $2,214,547 on December 31, 1999 to $2,254,443 on June 30, 2000. Cash decreased to $2,617 on June 30, 2000 from $195,977 on December 31, 1999 due to continuing operating cash flow deficits and the purchases of equipment. Notes receivable - net of current maturities as of June 30, 2000 decreased to $125,000 from $500,000 on December 31, 1999 due to payments received on outstanding notes receivable. Total current liabilities as of June 30, 2000 increased to $1,592,115 from $927,915 on December 31, 1999 primarily due to increases in trade accounts payable which resulted from increases in sales and production levels.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         RESULTS OF OPERATIONS (for the three and six month periods ended June 30, 2000 compared to the three and six month periods ended June 30, 1999).

         Wholesale sales increased by 207% to $2,075,844 for the three months ended June 30, 2000 from $1,001,297 for the three months ended June 30, 1999, and increased by 204% to $3,511,950 for the six months ended June 30, 2000 from $1,718,274 for the six months ended June 30, 1999. These increases in sales for the three and six months ended June 30, 2000 were primarily the result of an expansion of the Company's product line to include a full line of decorated cakes, and an increased market penetration through distribution of the Company's products to new areas including Texas, Northern California, Hawaii, and Pennsylvania. The Company sells a majority of its products through broker and distributor networks, and estimates that its products are sold in over 2,000 supermarkets.

         Cost of goods sold increased to $1,669,981, or 80% of net wholesale sales, for the three months ended June 30, 2000, as compared to $797,309, or 80% of net wholesale sales, for the three months ended June 30, 1999, and increased to $2,929,573, or 83% of net wholesale sales, for the six months ended June 30, 2000, as compared to $1,401,353, or 82% of net wholesale sales, for the six months ended June 30, 1999. The increases in cost of goods sold as a percentage of net wholesale sales for the six months ended June 30, 2000 were primarily the result of the introduction of new products with startup costs including training, product waste and the use of overtime labor.

         Bakery selling, general and administrative expenses increased to $412,897 for the three months ended June 30, 2000 from $215,311 for the three months ended June 30, 1999, and increased to $807,133 for the six months ended June 30, 2000 from $405,745 for the six months ended June 30, 1999. These increases in bakery selling, general and administrative expenses for the three and six months ended June 30, 2000 were primarily the result of increases in selling expenses resulting from sales increases, and increases of fixed facility expenses due to an expansion of the Company's bakery facility in El Cajon, California from approximately 16,800 square feet to approximately 36,000 square feet.

         Corporate selling, general and administrative expenses increased to $202,380 for the three months ended June 30, 2000 from $201,945 for the three months ended June 30, 1999, and increased to $394,405 for the six months ended June 30, 2000 from $382,804 for the six months ended June 30, 1999. These increases in corporate selling, general and administrative expenses for the three and six months ended June 30, 2000 were primarily the result of increases in management payroll, professional fees and other general and administrative costs associated with the Company's executive offices located in Secaucus, New Jersey.

         Net interest expense for the three months ended June 30, 2000 was $15,790 as compared to net interest expense for the three months ended June 30, 1999 of $2,766, and net interest expense for the six months ended June 30, 2000 was $28,906 as compared to net interest income for the six months ended June 30, 1999 of $5,944. This induction in net interest expense resulted primarily from reduced interest income earned on cash deposits, and an increase in equipment lease financing.

         Gain (loss) from sale of assets were $0 for the three months ended June 30, 2000 as compared to ($9,727) for the three months ended June 30, 1999, and were $0 for the six months ended June 30, 2000 as compared to $14,820 for the six months ended June 30, 1999. These gains (losses) from sale of assets resulted primarily from assets sold pursuant to the 1998 Triarc Agreement.

         Other income increased to $35,050 for the three months ended June 30, 2000 from $22,187 for the three months ended June 30, 1999, and increased to $35,050 for the six months ended June 30, 2000 from $22,187 for the six months ended June 30, 1999. These increases in other income for the three and six months ended June 30, 2000 resulted from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.

Liquidity and Capital Resources

         At June 30, 2000, the Company had a working capital deficit of $277,487. During the six months ended June 30, 2000, the Company experienced cash flow deficits from its operating activities primarily because its gross profit was not sufficient to cover its selling, general and administrative expenses. This deficit has been funded in part by payments received from the Triarc note receivable more fully discussed below. The Company has initiated plans to increase its gross profit margins and reduce certain selling, general and administrative expenses in order to reduce these cash flow deficits from operating activities.

         In an effort to obtain the long term resources necessary to fully develop the Company's business strategies, the Company has been exploring a number of strategic alternatives including a possible merger or sale transaction. In July 2000, the Company executed a non-binding letter of intent with Jon Donaire, through which the Company will sell to Jon Donaire a majority of the assets comprising its bakery operations in El Cajon, California. While the Company is in the process of negotiating a definitive purchase agreement with Jon Donaire, there can be no assurance that the Company will execute a definitive purchase agreement or consummate the sale transaction with Jon Donaire, or that such transaction will be consummated on terms that would be favorable to the Company's shareholders. In view of the Company's negative working capital and history of continuing operating losses, continued operations of the Company is dependent upon the closing of the Jon Donaire transaction, or if that transaction is not consummated, the completion of other possible strategic alternatives.

         The Company used net cash in operating activities in the amount of $328,856 for the for the six months ended June 30, 2000 as compared to $453,064 for the for the six months ended June 30, 1999. The Company used net cash in investing activities in the amount of $171,881 for the for the six months ended June 30, 2000, as compared to $83,081 for the for the six months ended June 30, 1999. The Company received net cash from financing activities in the amount of $307,378 for the for the six months ended June 30, 2000 as compared to $261,686 for the for the six months ended June 30, 1999.

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

         In August 1998, the Company closed an agreement with Triarc pursuant to which the Company sold all of its rights and interests under the existing T.J. Cinnamons franchise agreements and terminated the purchase agreement with Triarc dated June 3, 1996 and the license agreement and management agreement entered into with Triarc and affiliates dated August 29, 1996. Under the terms of this agreement, the Company received payments aggregating $4,000,000 of which $3,000,000 was paid in cash at closing and $1,000,000 was paid in the form of a noninterest bearing promissory note payable over 24 months. The balance of this note receivable was $125,000 on June 30, 2000.

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

                  None

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           The following exhibits are filed herewith.

                           Exhibit Number          Description

                              27                   Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           The Company did not file any current reports on Form 8-K for the quarter ended June 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                   Paramark Enterprises, Inc.




Dated: August 10, 2000             By:  /s/ Charles N. Loccisano
                                      ---------------------------------------
                                      Charles N. Loccisano,
                                      Chairman and Chief Executive Officer




                                   By:  /s/ Alan S. Gottlich
                                      ---------------------------------------
                                      Alan S. Gottlich,
                                      President and Chief Financial Officer
                                      (Principal Accounting Officer)