Form 10QSB
period 2000-09-30
PARAMARK ENTERPRISES INC
filed 2000-11-13
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2000.
                                      -------------------

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

     Common Stock, $.01 par value - 3,613,383 shares as of November 10, 2000.

Transitional Small Business disclosure Format (check one):
         Yes      No   X

                            Paramark Enterprises Inc.


PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS                                     PAGE

         Independent Accountants Review Report                              3

         Balance Sheets at December 31, 1999 and                            4
         September 30, 2000.

         Statements of Operations for the three and nine                    5
         months ended Sept.30, 1999 and Sept.30, 2000.

         Statements of Cash Flows for the nine                              6
         months ended  Sept.30, 1999 and Sept.30, 2000.

         Notes to Financial Statements                                      7

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      9

PART II

Item 1   Legal Proceedings                                                 13

Item 2   Changes in Securities                                             13

Item 3   Defaults upon Senior Securities                                   13

Item 4   Submission of Matters to a Vote
           of Security Holders                                             13

Item 5   Other Information                                                 13

Item 6   Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 14

PART I - FINANCIAL INFORMATION

                      Independent Accountants Review Report

We have reviewed the accompanying condensed consolidated balance sheets of Paramark Enterprises, Inc. as of September 30, 2000, and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2000, and the related condensed consolidated cash flows for the nine months ended September 30, 2000. These condensed consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 8, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                    /s/  Amper, Politziner & Mattia, P.A.

November 14, 2000
Edison, New Jersey

                                       PARAMARK ENTERPRISES, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,            Sept. 30,
                                                                         1999                  2000
                                                                     -----------           -----------
                                                                      (Audited)            (Unaudited)
                                                 ASSETS
Current Assets:
  Cash                                                               $   195,977           $    34,586
  Accounts receivable, less allowance for doubtful accounts              385,462               654,850
  Notes receivable - current maturities                                  375,000                     0
  Inventory                                                              279,326               305,131
  Prepaid expenses and other current assets, net                         110,818                60,952
                                                                     -----------           -----------
        Total current assets                                           1,346,583             1,055,519

Property and equipment                                                   867,964               913,048
                                                                     -----------           -----------

    Total Assets                                                     $ 2,214,547           $ 1,968,567
                                                                     ===========           ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                            $   927,915           $ 1,436,836
    Current maturities of long-term debt                                  56,744               405,822
                                                                     -----------           -----------
    Total current liabilities                                            984,659             1,842,658

Long-term debt, net of current maturities                                226,681               262,555

                                          STOCKHOLDERS' EQUITY

Preferred Stock                                                                0                     0
Common Stock                                                              33,935                36,135
Additional paid-in capital                                             6,822,032             6,848,982
Accumulated deficit                                                   (5,813,653)           (6,982,656)
                                                                     -----------           -----------
                                                                       1,042,314               (97,539)
Less, treasury stock at cost                                             (39,107)              (39,107)
                                                                     -----------           -----------

    Total stockholders' equity                                         1,003,207              (136,646)
                                                                     -----------           -----------

    Total Liabilities and Stockholders' Equity                       $ 2,214,547           $ 1,968,567
                                                                     ===========           ===========

                       SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                STATEMENTS AND ACCOUNTANTS REVIEW REPORT

                                                PARAMARK ENTERPRISES, INC.
                                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                       (UNAUDITED)

                                                           For the Three Months                 For the Nine Months
                                                               Ended Sept. 30,                    Ended Sept.30,
                                                       -----------------------------------------------------------------

                                                           1999              2000              1999              2000
                                                       -----------       -----------       -----------       -----------

Revenue:
    Wholesale sales                                    $ 1,283,815       $ 1,942,735       $ 3,002,089       $ 5,454,685
    Sales from Company-owned stores                              0                 0                 0                 0
    Royalties and licensing fees                                 0                 0                 0                 0
                                                       -----------       -----------       -----------       -----------

        Total revenue                                    1,283,815       $ 1,942,735         3,002,089       $ 5,454,685

Operating expenses:
    Cost of goods sold                                   1,008,378         1,721,384         2,409,730         4,650,957
    Bakery selling, general and administrative             290,833           503,369           696,578         1,310,502
    Corporate selling, general and administrative          189,079           211,724           571,883           606,129
                                                       -----------       -----------       -----------       -----------
        Total operating expenses                         1,488,290         2,436,477         3,678,191         6,567,588
                                                       -----------       -----------       -----------       -----------
Loss from operations                                      (204,475)         (493,742)         (676,102)       (1,112,903)
                                                       -----------       -----------       -----------       -----------
Other income (expense):
    Interest income (expense), net                          (3,439)          (79,312)           (9,383)         (108,218)
    Gain from sale of assets                                     0                 0            14,820                 0
    Other income                                             3,072            17,068            25,259            52,118
                                                       -----------       -----------       -----------       -----------
        Total other income (expense)                          (367)          (62,244)           30,696           (56,100)
                                                       -----------       -----------       -----------       -----------

Net income (loss)                                      $  (204,842)      ($  555,986)      ($  645,406)      ($1,169,003)
                                                       ===========       ===========       ===========       ===========


Net income (loss) per common share                     ($     0.06)      ($     0.16)      ($     0.19)      ($     0.34)
                                                       ===========       ===========       ===========       ===========



Weighted average number of
    common shares outstanding                            3,391,169         3,405,471         3,391,169         3,405,471
                                                       ===========       ===========       ===========       ===========

                          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              AND ACCOUNTANTS REVIEW REPORT

                                              PARAMARK ENTERPRISES, INC.
                                    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)
                                                                                           For the Nine Months
                                                                                             Ended Sept. 30,
                                                                                       1999                  2000
Cash flow from operating activities:
    Net income (loss)                                                             ($  645,406)          ($1,169,003)
Adjustments to reconcile net income (loss) to net cash from
    operating activities:
        Depreciation and amortization                                                  82,800               151,392
        Provision for inventory obsolescence                                                0                62,908
        Gain from forgiveness of debt                                                 (23,212)              (52,118)
        (Gain) loss from sale of equipment                                            (15,210)                    0
Noncash consulting fees and interest expense                                            8,522                29,149
        Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                   (200,618)             (269,388)
        (Increase) decrease in inventories                                            (44,223)              (25,805)
        (Increase) decrease in prepaid expenses and other current assets              (32,430)               49,866
Increase (decrease) in accounts payable and accrued expenses                          125,547               508,921


Net cash used in operating activities                                                (744,230)             (714,078)
                                                                                  -----------           -----------

Cash flows from investing activities:
    Proceeds from notes receivable                                                    375,000               375,000
    Purchases of equipment                                                           (108,347)             (207,264)
                                                                                  -----------           -----------

Net cash provided by investing activities                                             266,653               167,736
                                                                                  -----------           -----------

Cash flows from financing activities:
    Proceeds from financing                                                            75,987               434,185
    Purchases of treasury stock                                                       (39,107)                    0
    Payment of notes payable                                                                0               (49,233)
                                                                                  -----------           -----------

Net cash provided by financing activities                                              36,880               384,952
                                                                                  -----------           -----------

Net increase (decrease) in cash                                                      (440,697)             (161,390)

Cash at beginning of period                                                           790,873               195,976


Cash at end of period                                                             $   350,176           $    34,586
                                                                                  ===========           ===========


Supplemental disclosure of cash paid:
    Interest, net                                                                 $     5,944           $    79,071
    Income Taxes                                                                  $         0           $         0




                        SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                            AND ACCOUNTANTS REVIEW REPORT

                           Paramark Enterprises, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

         The accompanying financial statements have been prepared by the Company, in accordance with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained continued losses of $1,169,003 for the nine months ended September 30, 2000 and $1,016,694 for the year ended December 31, 1999. The Company had a negative working capital deficit of $787,139 on September 30, 2000.

         In October 2000, the Company executed an asset purchase agreement with Rich Products Manufacturing Corporation ("Rich Products") through which the Company will sell to Rich Products a majority of the assets comprising its bakery operations in El Cajon, California. The Rich Products agreement provides for a purchase price aggregating $2,182,750 inclusive of a payment for inventory. The aggregate purchase price will be paid as follows: $182,750 on October 16, 2000, $1,000,000 upon the closing of the Rich Products agreement, and $1,000,000 payable in semiannual installments over a period of four (4) years. Rich Products is also assuming approximately $285,000 in equipment lease related debt. In October 2000, the Company also entered into an asset purchase and sale agreement with Brooks Street Companies, Inc. ("Brooks Street"), pursuant to which the Company sold the remainder of its bakery operations to Brooks Street. The Brooks Street agreement provided for a purchase price in the form of the assumption by Brooks Street of approximately $70,000 in equipment lease related debt, the purchase of inventory by Brooks Street in the amount of $12,500 and the agreement by Brooks Street to make royalty payments to the Company, over a period of four (4) years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street. In view of the Company's negative working capital and history of continuing operating losses, continued operations of the Company is dependent upon the closing of the Rich Products transaction and the Brooks Street transaction.

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

Note 3 - Income Taxes

         No provision for income taxes has been made for the nine months ended September 30, 2000 and for the year ended December 31, 1999 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 2000. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at September 30, 2000.

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

Balance Sheet Information

    Total assets decreased by $245,980 from $2,214,547 on December 31, 1999 to $1,968,567 on September 30, 2000. Cash decreased to $34,586 on September 30, 2000 from $195,977 on December 31, 1999 due to continuing operating cash flow deficits and the purchases of equipment. Notes receivable - net of current maturities as of September 30, 2000 decreased to $0 from $375,000 on December 31, 1999 due to payments received on outstanding notes receivable. Total current liabilities as of September 30, 2000 increased to $1,842,658 from $984,659 on December 31, 1999 primarily due to increases in short term borrowings and trade accounts payable resulting from increases in sales and production levels.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         RESULTS OF OPERATIONS (for the three and nine month periods ended September 30, 2000 compared to the three and nine month periods ended September 30, 1999).

         Wholesale sales increased by 51% to $1,942,735 for the three months ended September 30, 2000 from $1,283,815 for the three months ended September 30, 1999, and increased by 82% to $5,454,685 for the nine months ended September 30, 2000 from $3,002,089 for the nine months ended September 30, 1999. These increases in sales for the three and nine months ended September 30, 2000 were primarily the result of an expansion of the Company's product line to include a full line of decorated cakes, and an increased market penetration through distribution of the Company's products to new areas including Texas, Northern California, Hawaii, and Pennsylvania. The Company sells a majority of its products through broker and distributor networks, and estimates that its products are sold in over 2,000 supermarkets.

         Cost of goods sold increased to $1,721,384, or 89% of net wholesale sales, for the three months ended September 30, 2000, as compared to $1,008,378, or 79% of net wholesale sales, for the three months ended September 30, 1999, and increased to $4,650,957, or 85% of net wholesale sales, for the nine months ended September 30, 2000, as compared to $2,409,730, or 80% of net wholesale sales, for the nine months ended September 30, 1999. The increases in cost of goods sold as a percentage of net wholesale sales for the three and nine months ended September 30, 2000 were primarily the result of the introduction of new products with startup costs including training, product waste and the use of overtime labor.

         Bakery selling, general and administrative expenses increased to $503,369 for the three months ended September 30, 2000 from $290,833 for the three months ended September 30, 1999, and increased to $1,310,502 for the nine months ended September 30, 2000 from $696,578 for the nine months ended September 30, 1999. These increases in bakery selling, general and administrative expenses for the three and nine months ended September 30, 2000 were primarily the result of increases in selling expenses resulting from sales increases, and increases of fixed facility expenses due to an expansion of the Company's bakery facility in El Cajon, California from approximately 16,800 square feet to approximately 36,000 square feet.

         Corporate selling, general and administrative expenses increased to $211,724 for the three months ended September 30, 2000 from $189,079 for the three months ended September 30, 1999, and increased to $606,129 for the nine months ended September 30, 2000 from $571,883 for the nine months ended September 30, 1999. These increases in corporate selling, general and administrative expenses for the three and nine months ended September 30, 2000 were primarily the result of increases in management payroll, professional fees and other general and administrative costs associated with the Company's executive offices located in Secaucus, New Jersey.

         Net interest expense for the three months ended September 30, 2000 was $79,312 as compared to net interest expense for the three months ended September 30, 1999 of $3,439, and net interest expense for the nine months ended September 30, 2000 was $108,218 as compared to net interest income for the nine months ended September 30, 1999 of $9,383. These increases in net interest expense resulted primarily from reduced interest income earned on cash deposits, and an increase in equipment lease and working capital financing.

Liquidity and Capital Resources

         At September 30, 2000, the Company had a working capital deficit of $787,139. During the nine months ended September 30, 2000, the Company experienced cash flow deficits from its operating activities primarily because its gross profit was not sufficient to cover its selling, general and administrative expenses. This deficit has been funded in part by payments received from the Triarc note receivable more fully discussed below.

         On October 9, 2000, the Company entered into an asset purchase agreement (the "Rich Products Agreement") with Rich Products, pursuant to which the Company will sell its bakery operations located in El Cajon, California which represents a majority of the Company's operating assets. On October 9, 2000, the Company also entered into a license agreement with Rich Products through which the Company granted Rich Products a license to assume full operational control of the El Cajon bakery facility as of October 9, 2000.

         The Rich Products Agreement provides for a purchase price aggregating $2,182,750 inclusive of a payment for inventory. The aggregate purchase price will be paid as follows: $182,750 on October 16, 2000, $1,000,000 upon the closing of the Rich Products Agreement, and $1,000,000 payable in semiannual installments over a period of four (4) years. Rich Products is also assuming approximately $285,000 in equipment lease related debt. In addition, pursuant to the terms of the Rich Products Agreement, Rich Products will enter into consulting agreements with Charles Loccisano, Alan Gottlich and Wayne Sorensen, the Company's Chairman and CEO, President and CFO, and Bakery General Manager, respectively. These consulting agreements provide for compensation to Messrs. Loccisano, Gottlich and Sorensen over a four year term in an annual amount of $50,000, $30,000 and $20,000, respectively.

         On October 9, 2000, the Company entered into an asset purchase and sale agreement (the "Brooks Street Agreement") with Brooks Street Companies, Inc. ("Brooks Street"), pursuant to which the Company sold the remainder of its bakery operations to Brooks Street.

         The Brooks Street Agreement provided for a purchase price in the form of the assumption by Brooks Street of approximately $70,000 in equipment lease related debt, the purchase of inventory by Brooks Street in the amount of $12,500 and the agreement by Brooks Street to make royalty payments to the Company, over a period of four (4) years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street. The closing of both transactions are subject to certain conditions precedent including the approval of the Company's shareholders, although both Rich Products and Brooks Street have been given immediate conditional control over the assets they are respectively acquiring from the Company.

         Following the closings of these transactions outlined above, the Company currently intends to liquidate pursuant to a plan of liquidation. The Company intends to use the net proceeds received from the Rich Products and the Brooks Street transactions as follows: $1,382,750 towards the reduction of outstanding indebtedness, $125,000 towards the expenses of the transactions and $175,000 towards working capital. The Company currently intends to distribute the remaining net proceeds to its shareholders over a period of four (4) years pursuant to the plan of liquidation. Following completion of the Rich Products and Brooks Street transactions and prior to implementing the plan of liquidation, the Company intends to explore various options available to the Company. The Board of Directors reserves the right to terminate the plan of liquidation following shareholder approval to the extent any of the options explored by the Company are financially beneficial to the Company's shareholders.

         The foregoing summaries of the Rich Products Agreement and the Brooks Street Agreement are only a brief description of the agreements and are qualified in their entirety by the detailed provisions of the agreements which were filed as exhibits to the Company's Current Report on Form 8-K filed on October 18, 2000, and are incorporated herein by reference.

         The Company used net cash in operating activities in the amount of $714,078 for the for the nine months ended September 30, 2000 as compared to $744,230 for the for the nine months ended September 30, 1999. The Company received net cash from investing activities in the amount of $167,736 for the for the nine months ended September 30, 2000, as compared to $266,653 for the for the nine months ended September 30, 1999. The Company received net cash from financing activities in the amount of $384,952 for the for the nine months ended September 30, 2000 as compared to $36,880 for the for the nine months ended September 30, 1999.

         In August 2000, Charles Loccisano, the Company's Chairman and Chief Executive Officer, provided the Company with a loan of $150,000. The loan provided for a term of one year and provided for interest in the amount of 5% per annum. The Company granted Mr. Loccisano 50,000 unregistered shares of common stock as additional consideration for providing this loan. This loan was repaid in full out of the proceeds of a loan with Gelt Financial Corporation in September 2000.

         In September 2000, Gelt Financial Corporation ("Gelt") provided the Company with a credit line in the amount of $250,000. The credit line loan provided for a term of one year and provided for interest of 5% above the prime rate. In addition, the Company paid Gelt a placement fee in the amount of $31,250 and granted Gelt 20,000 unregistered shares of common stock as additional consideration for providing this loan. The balance of this credit line loan will be repaid in full out of the proceeds of the Rich Products Transaction.

         In September 2000, Charles Loccisano, the Company's Chairman and Chief Executive Officer, provided the Company with a credit line in the amount of $150,000. The credit line provided for a term of one year and provided for interest in the amount of 5% per annum. The Company granted Mr. Loccisano 150,000 unregistered shares of common stock as additional consideration for providing this loan. The balance of this credit line was $75,000 as of September 30, 2000, and will be repaid in full out of the proceeds of the Rich Products Transaction.

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

Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------------------

                  None

Item 3.  Defaults upon Senior Securities
-----------------------------------------------------------------------

                  None

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                  None

Item 5.  Other Information
--------------------------------------------------------------------------------

                  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------------------

                  (a)      Exhibits.
                           ---------

                           The following exhibits are filed herewith.

                           Exhibit Number      Description

                           27                  Financial Data Schedule

                  (b)      Reports on Form 8-K.
                           --------------------

                           None.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                               Paramark Enterprises, Inc.




Dated: November 14, 2000       By:  /s/ Charles N. Loccisano
                                  ---------------------------------------
                                        Charles N. Loccisano,
                                        Chairman and Chief Executive Officer




                               By:  /s/ Alan S. Gottlich
                                  -------------------------------------------
                                        Alan S. Gottlich,
                                        President and Chief Financial Officer
                                        (Principal Accounting Officer)