Form 10KSB40
period 2000-12-31
PARAMARK ENTERPRISES INC
filed 2001-03-28
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


          X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2000.

                                       OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ------
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from                to
                                                 -----------    ------------

                         Commission file number 0-23026
                                               -------------

                           PARAMARK ENTERPRISES, INC.
                         ------------------------------
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendments to this Form 10-KSB.  Yes  X   No
                                            ---     ----

         The issuer's revenues for the fiscal year ended December 31, 2000 were $5,454,685.

         As of March 15, 2001, there were 3,613,383 shares of Common Stock and 557,750 Class B Warrants outstanding. Based on the average high and low bid prices of the Common Stock on March 26, 2001, the approximate aggregate market value of Common Stock held by non-affiliates was $ 61,973 (1).


                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's 2001 Definitive Proxy Statement, which statement will be filed not later that 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

         Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, and the Registrant's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998 and December 31, 1999 as listed in response to Item 13(a)(2).

         Transitional Small Business Disclosure Format (check one):  Yes __ No X


         (1) The aggregate dollar value of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the average of the high and low bid prices for the Company's Common Stock on March 15, 2001. The information provided shall in no way be construed as an admission that any officer, director or 10% stockholder in the Company may or may not be deemed an affiliate of the Company, or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

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

         Paramark Enterprises, Inc., formerly T.J. Cinnamons, Inc. (the "Company"), a Delaware corporation, was originally formed in December 1985 as a franchisor of specialty retail bakeries. Current management acquired the Company from its founders in 1992, sold the retail bakeries and franchise system in 1996 to Triarc Restaurant Group, and subsequently developed the Company into a wholesale manufacturer and distributor of specialty bakery products. The majority of the wholesale bakery operations were sold to Rich Products Manufacturing Group in December 2000 with the remaining assets sold to Brooks Street Companies, Inc. in October 2000. The Company's Common Stock and Class B Warrants are publicly traded on the OTC Bulletin Board under the symbols "TJCI" and "TJCIZ"

         The Company does not have any offices. All correspondence can be mailed to the Company at PO Box 2506, Secaucus, New Jersey 07094.

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

         Rich Products Transaction. In December 2000, the Company entered into an asset purchase agreement with Rich Products Manufacturing Corporation ("Rich Products") through which the Company sold to Rich Products a majority of the assets comprising its bakery operations in El Cajon, California. The Rich Products agreement provided for a purchase price aggregating $2,182,750 inclusive of a payment for inventory. The aggregate purchase price will be paid as follows: $182,750 on October 16, 2000, $1,000,000 on December 15,

2000, and $1,000,000  payable in semiannual  installments  over a period of four
(4) years. Rich Products is also assuming approximately $285,000 in equipment lease related debt.

         Brooks Street Transaction. In October 2000, the Company also entered into an asset purchase and sale agreement with Brooks Street Companies, Inc. ("Brooks Street"), pursuant to which the Company sold the remainder of its bakery operations to Brooks Street. The Brooks Street agreement provided for a purchase price in the form of the assumption by Brooks Street of approximately $70,000 in equipment lease related debt, the purchase of inventory by Brooks Street in the amount of $12,500 and the agreement by Brooks Street to make royalty payments to the Company, over a period of four (4) years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street.

         The foregoing summaries of the Rich Products Agreement and the Brooks Street Agreement are only a brief description of the agreements and are qualified in their entirety by the detailed provisions of the agreements which were filed as exhibits to the Company's Current Report on Form 8-K filed on October 18, 2000, and are incorporated herein by reference.

         Plan of Liquidation. The Company's shareholders approved a plan of liquidation on December 15, 2000 Pursuant to which the Company would distribute all remaining net proceeds form the Rich Products transaction and the Brooks Street transaction to its shareholders over a period of four (4) years . Prior to implementing the plan of liquidation, the Company intends to explore various options available to the Company, including the possible sale of the public shell. The Board of Directors reserves the right to terminate the plan of liquidation following shareholder approval to the extent any of the options explored by the Company are financially beneficial to the Company's shareholders.

         Risk Factors

In addition to the other information in this report, the following information should be considered carefully by investors in evaluating the Company and its business.

         (a) History of Operating Losses; Operating Cash Flow Deficit. The Company has had net operating losses since 1988. For the fiscal year ended December 31, 2000, the Company's net operating loss on a going concern basis was $1,169,003. The Company has been and is currently experiencing an operating cash flow deficit primarily because its current expenses exceed its current revenues. There can be no assurance that the Company will achieve profitable operations and a positive cash flow. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations."

         (b) Lack of Liquidity; Volatility of Market Price of Common Stock and Warrants. The Common Stock and Warrants of the Company were delisted from the Nasdaq SmallCap Market on January 7, 1998 and are presently quoted and traded on the OTC Bulletin Board. As a result, the purchaser of the Company's securities may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock and Warrants. Consequently, there can be no assurance that an active and liquid market for the Common Stock or the uniform quotation of prices for the Common Stock can be sustained. The market price for the Company's Common Stock and Warrants may also be significantly affected by such factors as the introduction of new products by the Company or its competitors. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility, and market prices for many companies, particularly small and emerging growth companies, the securities of which trade in the over-the-counter market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies. The market price and liquidity of the Company's Common Stock and Warrants may also be significantly affected by the general business condition of the Company.

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

         (c)  Effect  of  Penny  Stock  Rules  on  Liquidity  for the  Company's
Securities. The Securities and Exchange Commission (the "Commission") regulations define a "penny stock" to be an equity security not registered on a national securities exchange, or for which quotation information is disseminated on the Nasdaq SmallCap Market that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

         (d) Dividend Policy. To date, the Company has not paid any dividends on its Common Stock. The Board of Directors does not anticipate declaring any cash dividends on its Common Stock in the foreseeable future. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors.

         (e) Control by Directors and Executive Officers. The directors, executive officers and their affiliates own approximately 45.0% of the Company's outstanding Common Stock (excluding currently exercisable stock options) and 53.6% of the Company's outstanding Common Stock including currently exercisable stock options and, therefore, are in a position to elect all of the Company's directors who, in turn, elect all of the Company's executive officers. Members of management, if acting in concert, will have sufficient voting power to control the outcome of all corporate matters submitted to the vote of shareholders, including the election of directors, changes in the size and composition of the Board of Directors, mergers, tender offers, and open-market purchase programs that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in several members of management could have the effect of delaying or preventing a change in control of the Company and may effect the market price of the Company's common stock.

ITEM 2. PROPERTIES

         None.

ITEM 3. LEGAL PROCEEDINGS


         In November 1998, the Company filed a civil action against Sweet Goods LLC, Gary Kleinman and Robert Statman (the "Defendants") in the Superior Court of New Jersey. The claim is for the collection of invoices aggregating approximately $115,000 representing the value of certain baked goods delivered to the Defendants. On July 12, 2000 the Company obtained a judgment against Sweet Goods LLC, Gary Kleinman and Robert Statman. The Company is currently pursuing collection activities against the Defendants, however one of the defendants Gary Kleinman has filed a voluntary petition for bankruptcy.

         In 2000, the Company received discrimination and wrongful termination claims brought by two separate employees (Vargas and DeSantiago) employed at the Company's bakery facility in El Cajon, California. These claims are currently pending in the California Department of Fair Employment and Housing. The Company has fully responded to all requests for information and has formally denied liability. The investigation regarding these claims is currently pending.

         In January 2001, the Company and certain of its officers were named as a defendant in a civil action filed by Pensabene International, Inc. (the "Plaintiff") in the Superior Court for the State of California. The claim is for damages for misappropriation of trade secrets, trade libel, breach of confidentiality, breach of fiduciary duty, tortious interference with economic relations, breach of contract, common law palming off, unfair business practices and a violation of state antitrust laws. This action arose resulted from the Company's employment of Kandy Konn, a former employee and consultant of the Plaintiff. The Company believes these claims are frivolous and without merit, and the Company intends to vigorously defend this action and file a counterclaim for any damages suffered as a result of being named as a defendant in this action.

         In addition, the Company from time to time has been involved in routine litigation, including litigation with various vendors and creditors. None of these litigation matters in which the Company has been involved is material to its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting (the "Meeting") of Stockholders was held on December 15, 2000. The following is a description of the matters submitted to stockholders for their approval at the Meeting and the votes cast thereto:

         Proposal                                                 Votes Cast
                                                       For         Withheld

1. Election of directors for one year terms:
               Charles N. Loccisano                 3,188,369       6,300
               Alan S. Gottlich                     3,188,369       6,300
               Philip Friedman                      3,188,369       6,300
               Paul Bergrin                         3,188,369       6,300

2. To approve the sale of certain assets of the Company to Rich Products Manufacturing for a purchase price aggregating $2,182,750, inclusive of a payment for inventory, paid as follows: $182,750 on October 16, 2000, $1,000,000 on December 15, 2000, and $1,000,000 payable in semiannual installments over a period of four (4) years. Rich Products is also assuming approximately $285,000 in equipment lease related debt.

                    For            Against        Abstain       Non-Votes

                2,039,648           4,600           200


3. To approve the sale of certain assets of the Company to Brooks Street Companies, Inc. for a purchase price in the form of the assumption by Brooks Street of approximately $70,000 in equipment lease related debt, the purchase of inventory by Brooks Street in the amount of $12,500 and the agreement by Brooks Street to make royalty payments to the Company, over a period of four (4) years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street.

                    For            Against        Abstain       Non-Votes

                2,039,348          5,100             0

4.       To approve the Plan of Liquidation of the Company.

                    For            Against        Abstain       Non-Votes

                2,032,848          11,600            0

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         The Company's Common Stock and Class B Warrants are currently traded on the OTC Bulletin Board ("OTC") under the symbols "TJCI" and "TJCIZ". Prior to January 7, 1998, the Company's Common Stock, Class A Warrants and Class B Warrants were traded on the Nasdaq SmallCap Market under the same symbols.

         The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by Nasdaq for the twelve months ended December 31, 1999 and December 31, 2000. These prices reflect inter-dealer prices and do not include retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                         High                Low
                                        --------------------------
Quarters Ending:
----------------
March 31, 1999 ......................    $.29              $13/16
June 30, 1999 .......................     .29                5/16
September 30, 1999 ..................    3/16                 3/8
December 31, 1999 ...................     1/8                5/16

Quarters Ending:
----------------
March 31, 2000 ......................    $.50              $.1875
June 30, 2000 .......................   .3125                .125
September 30, 2000 ..................    .125                 .08
December 31, 2000 ...................     .08               .0625


         The approximate number of stockholders of the Common Stock of record at December 31, 2000 was approximately 68, not including beneficial owners whose shares are held by banks, brokers and other nominees which was estimated to be 385 at December 31, 2000.

         The Company has not paid any dividends in the past. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors. As a Delaware corporation, the Company may not declare and pay dividends on its capital stock if the amount paid exceeds an amount equal to the excess of the Company's net assets over paid-in-capital, or, if there is no excess, its net profits for the current and/or immediately preceding fiscal year. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors.

Sales of Unregistered Securities

         The following sales of unregistered securities occurred during the Company's fiscal years ended December 31, 1998, 1999 and 2000:

1. In 1998, the Company authorized the issuance of 3,000 shares of the Company's Common Stock to Gelt Financial Corporation. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a working capital line of credit. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

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

5. In 2000, the Company authorized the issuance of 50,000 shares of the Company's Common Stock to Charles Loccisano, the Company's Chairman and Chief Executive Officer. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a loan in the amount of $150,000. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

6. In 2000, the Company authorized the issuance of 150,000 shares of the Company's Common Stock to Charles Loccisano, the Company's Chairman and Chief Executive Officer. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a working line of credit in the amount of $150,000. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

7. In 2000, the Company authorized the issuance of 20,000 shares of the Company's Common Stock to Gelt Financial Corporation. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a working capital line of credit. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

Balance Sheet Information

    Total assets decreased by $724,006 from $2,214,547 on December 31, 1999 to $1,082,524 on December 31, 2000. Cash decreased to $151,734 on December 31, 2000 from $195,977 on December 31, 1999 due to continuing operating cash flow deficits and the payments of indebtedness. Total current liabilities as of December 31, 2000 decreased to $714,496 from $984,659 on December 31, 1999 primarily due to decreases in short term borrowings and payments of outstanding trade accounts payable.

         RESULTS OF OPERATIONS (for the nine months ended September 30, 2000 on a going concern basis as compared to the fiscal year ended December 31, 1999).

         Wholesale sales increased by 24% to $5,454,685 for the nine months ended September 30, 2000 from $4,392,570 for the twelve months ended December 31, 1999. These increases in sales for the nine months ended September 30, 2000 was primarily the result of an expansion of the Company's product line to include a full line of decorated cakes, and an increased market penetration through distribution of the Company's products to new areas including Texas, Northern California, Hawaii, and Pennsylvania. The Company sold a majority of its products through broker and distributor networks, and estimates that its products are sold in over 2,000 supermarkets.

         Cost of goods sold increased to $4,650,957, or 85% of net wholesale sales, for the nine months ended September 30, 2000, as compared to $3,481,847, or 79% of net wholesale sales, for the twelve months ended December 31, 1999. This increase in cost of goods sold as a percentage of net wholesale sales for the nine months ended September 30, 2000 was primarily the result of the introduction of new products with startup costs including training, product waste and the use of overtime labor.

         Selling, general and administrative expenses increased to $1,916,631 for the nine months ended September 30, 2000 from $1,977,526 for the twelve months ended December 31, 1999.

         Net interest expense for the twelve months ended December 31, 2000 was $108,218 as compared to net interest expense for the twelve months ended December 31, 1999 of $18,232. This increase in net interest expense resulted primarily from reduced interest income earned on cash deposits, and an increase in equipment lease and working capital financing.

         Other income decreased to $52,118 for the twelve months ended December 31, 2000 from $68,341 for the twelve months ended December 31, 1999. This other income for the twelve months ended December 31, 2000 and December 31, 1999 resulted from reductions in accounts payable and accrued liabilities resulting from discounted settlements and write-offs of accounts payable based on their being no recent contact with the Company by the creditors being owed such amounts.

Liquidity and Capital Resources

         At December 31, 2000, the Company had a working capital balance of $368,028. During the twelve months ended December 31, 2000, the Company experienced cash flow deficits from its operating activities primarily because its gross profit was not sufficient to cover its selling, general and administrative expenses. This deficit has been funded in part by payments received from the Triarc note receivable more fully discussed below.

         On December 15, 2000, the Company consummated an asset purchase agreement (the "Rich Products Agreement") with Rich Products, pursuant to which the Company sold its bakery operations located in El Cajon, California representing a majority of the Company's operating assets. The Rich Products Agreement provides for a purchase price aggregating $2,182,750 inclusive of a payment for inventory. The aggregate purchase price will be paid as follows: $182,750 on October 16, 2000, $1,000,000 on December 15, 2000, and $1,000,000 payable in semiannual installments over a period of four (4) years. Rich Products also assumed approximately $285,000 in equipment lease related debt. In addition, pursuant to the terms of the Rich Products Agreement, Rich Products entered into consulting agreements with Charles Loccisano, Alan Gottlich and Wayne Sorensen, the Company's Chairman and CEO, President and CFO, and Bakery General Manager, respectively. These consulting agreements provided for compensation to Messrs. Loccisano, Gottlich and Sorensen over a four year term in an annual amount of $50,000, $30,000 and $20,000, respectively.

         On December 15, 2000, the Company consummated an asset purchase and sale agreement (the "Brooks Street Agreement") with Brooks Street Companies, Inc. ("Brooks Street"), pursuant to which the Company sold the remainder of its bakery operations to Brooks Street. The Brooks Street Agreement provided for a purchase price in the form of the assumption by Brooks Street of approximately $70,000 in equipment lease related debt, the purchase of inventory by Brooks Street in the amount of $12,500 and the agreement by Brooks Street to make royalty payments to the Company, over a period of four (4) years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street.

         The Company's shareholders approved a plan of liquidation on December 15, 2000 Pursuant to which the Company would distribute all remaining net proceeds form the Rich Products transaction and the Brooks Street transaction to its shareholders over a period of four (4) years . Prior to implementing the plan of liquidation, the Company intends to explore various options available to the Company, including the possible sale of the public shell. The Board of Directors reserves the right to terminate the plan of liquidation following shareholder approval to the extent any of the options explored by the Company are financially beneficial to the Company's shareholders.

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

         In September 2000, Charles Loccisano, the Company's Chairman and Chief Executive Officer, provided the Company with a credit line in the amount of $150,000. The credit line provided for a term of one year and provided for interest in the amount of 5% per annum. The Company granted Mr. Loccisano 150,000 unregistered shares of common stock as additional consideration for providing this loan. The balance of this credit line will be repaid in full out of the proceeds of the Rich Products Transaction.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 13(a)(1) in Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Company's executive officers and directors are as follows:

==============================================================================
Name                   Age    Position with the Company       Director Since
------------------------------------------------------------------------------
Charles Loccisano      53     Chairman, Chief                    1992
                              Executive Officer
                              and Director
------------------------------------------------------------------------------
Alan Gottlich          40     President, Chief                   1992
                              Financial Officer,
                              Treasurer and Director
------------------------------------------------------------------------------
Philip Friedman        54     Director                           1993
------------------------------------------------------------------------------
Paul Bergrin           44     Director                           1996
==============================================================================


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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer and each other officer who made in excess of $100,000 (salary plus bonuses) (the "Named Officers") for the fiscal years ended December 31, 2000, 1999 and 1998. No other executive officers of the Company who were serving as such at the end of such fiscal years received salary and bonus in excess of $100,000.

                                                                             Long Term Compensation Awards

                                          Annual Compensation            Other
Name and Principal                                                       Annual            Securities
Position                     Year       Salary           Bonus           Comp.(1)       Underlying Options
Charles Loccisano,           2000     $237,070 (2)          $0          $12,000                -0-
Chairman, and Chief          1999      193,678               0           12,000                -0-
Executive Officer            1998      189,935 (3)     105,984           12,000            312,125 (6)

Alan Gottlich,               2000     $168,305 (4)          $0         $  9,000                -0-
President and Chief          1999      138,342               0            9,000                -0-
Financial Officer            1998      125,818 (5)      52,992            9,000            188,250 (6)

          (1)  These amounts represent reimbursable automobile expenses.

          (2) $49,091 of this amount represents salary accruals from 1999 paid during 2000.

          (3) $17,500 of this amount represents salary accruals from 1997 paid during 1998.

          (4) $3,173 of this amount represents salary accruals from 1999 paid during 2000.

          (5) $11,250 of this amount represents salary accruals from 1997 paid during 1998.

          (6) In January 1998, the Board of Directors approved a resolution by the Option Committee whereby the Company canceled stock options previously granted to Messrs. Loccisano and Gottlich to purchase shares of common stock in the amount of 417,500 and 251,000 respectively, and granted new options to purchase shares of common stock in the amount of 313,125 and 188,250, respectively. These options were canceled in January 2001.

Stock Option Grants in Last Fiscal Year

         No options were granted under the Company's option plan during the year ended December 31, 2000.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

         The following table sets forth information regarding aggregate option exercises and year end option values.


===========================================================================================================
                                                                                   Value of
                                                        Number of                  Unexercised(In-The-Money
                                                        Unexercised Options at     Options at
                                                        12/31/00 (1)               12/31/00

                           Shares
                           Acquired on     Value        Exercisable/               Exercisable/
Name                       Exercise        Realized     Unexercisable              Unexercisable
===========================================================================================================
Charles Loccisano,         0               0            313,125 / 0                  0 / 0
Chairman and Chief
Executive Officer
===========================================================================================================

Alan Gottlich,             0               0            188,250 / 0                  0 / 0
President,
and Chief Financial
Officer
===========================================================================================================



Termination of Employment Agreements

         In October 1997, the Company entered into an employment agreement with Charles Loccisano, the Company's Chairman, Chief Executive Officer and Director, which employment agreements current term expires on October 1, 2003, and requires severance payments in the event of termination without cause equal to two times Mr. Loccisano's base salary plus one-half of the aggregate bonuses paid over the previous three fiscal years. Following closing of the Rich Products Transaction and Brooks Street Transaction, Mr. Loccisano will continue to remain as the Company's Chairman, Chief Executive Officer and Director
through  the  sale  of  the  Company's   shell  or  its   dissolution,   however
disinterested members of the Company's Board of Directors determined that it would be economically beneficial to the Company to treat the Transactions as a defacto termination of this employment agreement. Therefore, in September 2000, the Board of Directors approved the termination of Mr. Loccisano's Employment Agreement as of January 31, 2001 upon terms providing Mr. Loccisano compensation equal to one-half the contractual obligations under the employment agreement, or $276,622 (the contractual obligation in the employment agreement is $553,244) to be paid in equal quarterly installments over a period of four years. These payments will be paid out of the proceeds received from the Rich Products Transaction.

         In October 1997, the Company also entered into an employment agreement with Alan Gottlich , the Company's President, Chief Financial Officer and Director, which employment agreements current term expires on October 1, 2003, and requires severance payments in the event of termination without cause equal to two times Mr. Gottlich's base salary plus one-half of the aggregate bonuses paid over the previous three fiscal years. Following closing of the Rich Products Transaction and Brooks Street Transaction, Mr. Gottlich will continue to remain as the Company's Chairman, Chief Financial Officer and Director
through  the  sale  of  the  Company's   shell  or  its   dissolution,   however
disinterested members of the Company's Board of Directors determined that it would be economically beneficial to the Company to treat the Transactions as a defacto termination of this employment agreement. Therefore, in September 2000, the Board of Directors approved the termination of Mr. Gottlich's Employment Agreement as of January 31, 2001 upon terms providing Mr. Gottlich compensation equal to one-half the contractual obligations under the employment agreement, or $188,224 (the contractual obligation in the employment agreement is $376,447) to be paid in equal quarterly installments over a period of four years. These payments will be paid out of the proceeds received from the Rich Products Transaction.

Director Compensation

         The Company provides compensation to outside directors at the rate of $300 per month, and provides reimbursement of travel and other expenses incurred in attending meetings. Directors who are employees of the Company do not receive fees for attendance at directors' meetings.

         Each member of the Special Committee, formed in June 2000 for the purposes of reviewing and advising the Company in connection with the Rich Products Transaction and the Brooks Street Transaction, will receive compensation equal to $12,500 payable out of the proceeds of the Rich Products Transaction.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of December 31, 2000 as to the beneficial ownership of Common Stock (including shares which may be acquired within sixty days pursuant to stock options) of each director of the Company and the executive officers of the Company listed in the Summary Compensation Table below, all directors and executive officers as a group and persons known by the Company to beneficially own more than 5% of the Common Stock. Except as set forth below, no person beneficially owns more than 5% of the Common Stock.

                                               Number of Shares
  Name and Address of                          of Common Stock                   Percent
  Beneficial Owner (1)                         Beneficially Owned (2)    Beneficially Owned
  --------------------                         ----------------------    ------------------
  Charles Loccisano                              1,745,049  (3)(4)                 40.7%
  Loccisano Trusts                                 368,389  (5)                     8.6%
  Alan Gottlich                                    375,589  (5)(6)                  8.8%
  Philip Friedman                                  112,109  (7)                     2.6%
  Paul Bergrin                                      67,500  (8)                     1.6%

  All Directors and Executive Officers
  as of group (four persons)                     2,300,247  (9)                    53.6%

(1) Unless otherwise indicated, the address of each beneficial owner is that of the Company's principal executive offices.
(2) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial ownership" set forth in the regulations of the Securities and Exchange Commission. Accordingly, they may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or has the right to acquire under outstanding stock options within 60 days after the date of this table. Beneficial ownership may be disclaimed as to certain of the securities. Certain of these shares are held in escrow ("Escrow Shares") and are subject to release on the earlier of (a) the achievement by the Company of certain minimum pre-tax earnings during specified periods, and (b) May 12, 2001. Such shares may be voted but may not be transferred prior to the release from escrow.
(3) Includes 184,195 shares held by The Charles Loccisano Irrevocable Trust f/b/o Marissa Loccisano all of which are Escrow Shares, and 184,195 shares held by The Charles Loccisano Irrevocable Trust f/b/o Michael Loccisano (jointly referred to as the "Loccisano Trusts") all of which are Escrow Shares, with respect to which Mr. Loccisano is the settlor. Mr. Loccisano disclaims beneficial ownership of these shares. Mr. Gottlich and Mr. Feiger are the trustees of the Loccisano Trusts and posses shared voting and dispositive power.
(4) Includes a maximum of 313,125 shares which may be acquired upon the exercise of options exercisable within the next 60 days.
(5) Includes a maximum of 188,250 shares which may be acquired upon the exercise of options exercisable within the next 60 days.
(6) Includes 155,874 shares held by Mr. Gottlich's spouse of which 64,765 are Escrow Shares, as to which Mr. Gottlich disclaims beneficial ownership. Excludes 368,389 shares held by the Loccisano Trusts over which Mr. Gottlich has shared voting and dispositive power.
(7) Includes a maximum of 107,109 shares which may be acquired upon the exercise of options exercisable within the next 60 days.
(8) Represents shares that are issuable upon the exercise of options exercisable within the next 60 days.
(9) Includes a maximum of 675,984 shares which may be acquired upon the exercise of options that are exercisable within the next 60 days 32

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

         In September 2000, Charles Loccisano, the Company's Chairman and Chief Executive Officer, provided the Company with a credit line in the amount of $150,000. The credit line provided for a term of one year and provided for interest in the amount of 5% per annum. The Company granted Mr. Loccisano 150,000 unregistered shares of common stock as additional consideration for providing this loan. The terms of this credit line provide that the balance of this loan ($75,000 as of September 31, 2000) will be repaid in full out of the proceeds of the Rich Products Transaction.

Consulting Agreements Arising out of the Rich Products Transaction

         Pursuant to the terms of the Rich Products Asset Purchase Agreement, Charles N. Loccisano, the Chairman, Chief Executive Officer and Director of the Company, entered into a consulting agreement with Rich Products requiring Mr. Loccisano to be available to render consulting services as needed by Rich Products for a period of four (4) years following the Closing. The compensation to Mr. Loccisano pursuant to this agreement is $50,000 per annum for a period of four (4) years.

         Pursuant to the terms of the Rich Products Asset Purchase Agreement, Alan S. Gottlich, the President, Chief Financial Officer and Director of the Company, entered into a consulting agreement with Rich Products requiring Mr. Gottlich to be available to render consulting services as needed by Rich Products for a period of four (4) years following the Closing. The compensation to Mr. Gottlich pursuant to this agreement is $30,000 per annum for a period of four (4) years.

         Pursuant to the terms of the Rich Products Asset Purchase Agreement, Wayne Sorensen, the General Manager of the Company's baking facility in El Cajon, California, entered into a consulting agreement with Rich Products requiring Mr. Sorensen to be available to render consulting services as needed by Rich Products for a period of four (4) years following the Closing. The compensation to Mr. Sorensen pursuant to this agreement is $20,000 per annum for a period of four (4) years.

Termination of Employment Agreements

         Prior to, and unrelated to the Transactions, the Company entered into an employment agreement with Charles Loccisano, the Company's Chairman, Chief Executive Officer and Director dated October 1, 1997, which employment agreements current term expires on October 1, 2003, and requires severance payments in the event of termination without cause equal to two times Mr. Loccisano's base salary plus one-half of the aggregate bonuses paid over the previous three fiscal years. Following closing of the Transactions, Mr. Loccisano will continue to remain as the Company's Chairman, Chief Executive Officer and Director through the sale of the Company's shell or its dissolution, however disinterested members of the Company's Board of Directors determined that it would be economically beneficial to the Company to treat the Transactions as a defacto termination of this employment agreement. Therefore, in September 2000, the Board of Directors approved the termination of Mr. Loccisano's Employment Agreement as of January 31, 2001 upon terms providing Mr. Loccisano compensation equal to one-half the contractual obligations under the employment agreement, or $276,622 (the contractual obligation in the employment agreement is $553,244) to be paid in equal quarterly installments over a period of four years. These payments will be paid out of the proceeds received from the Rich Products Transaction.

         Prior to, and unrelated to the Transactions, the Company also entered into an employment agreement with Alan Gottlich , the Company's President, Chief Financial Officer and Director dated October 1, 1997, which employment agreements current term expires on October 1, 2003, and requires severance payments in the event of termination without cause equal to two times Mr. Gottlich's base salary plus one-half of the aggregate bonuses paid over the previous three fiscal years. Following closing of the Transactions, Mr. Gottlich will continue to remain as the Company's Chairman, Chief Financial Officer and Director through the sale of the Company's shell or its dissolution, however disinterested members of the Company's Board of Directors determined that it would be economically beneficial to the Company to treat the Transactions as a defacto termination of this employment agreement. Therefore, in September 2000, the Board of Directors approved the termination of Mr. Gottlich's Employment Agreement as of January 31, 2001 upon terms providing Mr. Gottlich compensation equal to one-half the contractual obligations under the employment agreement, or $188,224 (the contractual obligation in the employment agreement is $376,447) to be paid in equal quarterly installments over a period of four years. These payments will be paid out of the proceeds received from the Rich Products Transaction.

The Paramark Liquidating Trust

         In the event the Company liquidates pursuant to the Plan of Liquidation, Charles Loccisano, the Company's Chairman, Chief Executive Officer and Director, and Alan Gottlich, the Company's President, Chief Financial Officer and Director, will both serve as co-trustees of the Paramark Liquidating Trust for a period of four (4) years. Messrs. Loccisano and Gottlich will not receive any compensation for their services which will include, amongst other things, administration of the Paramark Liquidating Trust, enforcing the
Company's rights under the Rich Products Transaction and the Brooks Street Transaction, and managing the completion of the annual financial statements and tax returns.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

PAGE

(a)     Documents filed as part of this report.

        1. Financial Statements

            Independent Auditor's Report                                              F-1

            Financial Statements Subsequent to Adoption of Plan of Liquidation        F-2 - F-3

            Financial Statements Prior to Adoption of Plan of Liquidation             F-4 - F-5

            Consolidated Statements of Cash Flows                                     F-6

            Consolidated Statement of Stockholders' Equity                            F-7

            Notes to Consolidated Financial Statements                                F-8 - F-13

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

         10.18 ***         ................     Wholesale License Agreement between
                                                Arby's, Inc., d/b/a Triarc Restaurant
                                                Group and Paramark Enterprises, Inc.

         10.20 ***         ................     Asset Purchase Agreement dated October 9,
                                                2000 by and between Rich Products
                                                Manufacturing Corporation, Paramark
                                                Enterprises, Inc. and Starbake, Inc., a
                                                wholly owned subsidiary of Paramark
                                                Enterprises, Inc.

         10.21 ***         ................     License Agreement dated October 9, 2000 by
                                                and between Rich Products Manufacturing
                                                Corporation, Paramark Enterprises, Inc.
                                                and Starbake, Inc., a wholly owned
                                                subsidiary of Paramark Enterprises, Inc.

         10.22 ***         ................     Consulting Agreement between Rich Products
                                                Manufacturing Corporation and Charles
                                                Loccisano




         10.23 ***         ................     Consulting Agreement between Rich Products
                                                Manufacturing Corporation and Alan
                                                Gottlich

         10.24 ***         ................     Consulting Agreement between Rich Products
                                                Manufacturing Corporation and Wayne
                                                Sorensen

         10.25 ***         ................     Assets Purchase and Sale Agreement dated
                                                October 9, 2000 by and between Brooks
                                                Street Baking Companies, Inc., Paramark
                                                Enterprises, Inc. and Starbake, Inc., a
                                                wholly owned subsidiary of Paramark
                                                Enterprises, Inc.

         16.1 **           ................     Letter from Goldstein Golub and Kessler,
                                                the Registrant's former independent
                                                accountant

         16.2 **           ................     Letter from Arthur Andersen LLP

         21                ................     Subsidiaries of the Company Starbake
                                                Brands, Inc.

---------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto.

** Incorporated by reference from the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1998, 1997, 1996 and 1995.

*** Incorporated by reference from the Company's Current Reports on Form 8-K dated June 18, 1996, July 9, 1998, October 18, 2000 and December 22, 2000.

        (b) On October 18, 2000 the Company filed a Current Reports on Form 8-K disclosing the Company's execution of a definitive asset sale agreement with Rich Products Manufacturing Corporation and a definitive asset purchase and sale agreement with Brooks Street Companies, Inc. , and on December 22, 2000 the Company filed a Current Reports on Form 8-K disclosing the Company's consummation of an asset sale agreement with Rich Products Manufacturing Corporation and an asset purchase and sale agreement with Brooks Street Companies, Inc.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PARAMARK ENTERPRISES, INC.


                                        By:  /s/ Charles N. Loccisano
                                            -----------------------------------
                                               Charles N. Loccisano, Chairman




        In accordance with the Exchange Act, this report has been signed by the following person on behalf of the Company and in the capacities and on the dates stated.


Signature                         Title(s)                           Date
---------                         --------                      ---------------



/s/ Charles Loccisano            Chairman, Chief               March 23, 2001
------------------------         Executive Officer
Charles N. Loccisano             and Director
                                 (Principal Executive
                                 Officer)


/s/ Alan Gottlich                President, Chief              March 23, 2001
----------------------           Financial Officer
Alan S. Gottlich                 and Director
                                 (Principal Financial and
                                 Accounting Officer)


/s/ Philip Friedman              Director                      March 23, 2001
----------------------
Philip Friedman


/s/ Paul Bergrin                 Director                      March 23, 2001
------------------
Paul Bergrin

                           PARAMARK ENTERPRISES, INC.
                 (Formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                           (In Process of Liquidation)
                     For the Period From January 1, 2000 to
                September 30, 2000 and the Period in Liquidation
                    From October 1, 2000 to December 31, 2000
                      For the Year Ended December 31, 1999


                                                                            Page

Independent Auditors' Report                                                 F-1

Financial Statements Subsequent to Adoption of
    Plan of Liquidation
      Consolidated Statement of Net Assets
        In Liquidation at December 31, 2000                                  F-2
      Consolidated Statement of Changes in
        Net Assets in Liquidation for the period
         from October 1, 2000 to December 31, 2000                           F-3

Financial Statements Prior to Adoption of
    Plan of Liquidation

      Consolidated Balance Sheet at December 31, 1999                        F-4

      Consolidated Statements of Operations for the period F-5 from January 1, 2000 to September 30, 2000 and for the year ended December 31, 1999

      Consolidated  Statements of Cash Flows for the period from January
       1, 2000 to September 30, 2000 and for the year
       ended December 31, 1999                                               F-6
      Consolidated Statements of Stockholders' Equity for the period from January 1, 2000 to September 30, 2000 and for the year
       ended December 31, 1999                                               F-7

Notes to Consolidated Financial Statements                            F-8 - F-12

                          Independent Auditors' Report


To the Board of Directors and Stockholders of Paramark Enterprises, Inc.
 (formerly T. J. Cinnamons, Inc.) and Subsidiary

We have audited the accompanying statement of net assets in liquidation of Paramark Enterprises, Inc. (formerly T. J. Cinnamons, Inc.) and Subsidiary at December 31, 2000, and the related statement of changes in net assets in liquidation for the period from October 1, 2000 to December 31, 2000. In addition, we have audited the accompanying consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the period from January 1, 2000 to September 30, 2000, and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the consolidated financial statements, the stockholders of Paramark Enterprises Inc. (formerly T.J. Cinnamons, Inc.) approved a plan of liquidation on October 1, 2000, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to October 1, 2000, from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Paramark Enterprises Inc. (formerly T.J. Cinnamons, Inc.) and subsidiaries at December 31, 2000, and the changes in their net assets in liquidation for the period from October 1, 2000 to December 31, 2000, and the consolidated financial position as of December 31, 1999, and the consolidated results of their operations and their cash flows for the period from January 1, 2000 to September 30, 2000 and the year ended December 31,1999, in conformity with accounting principles generally accepted in the United States of America, applied on the basis described in the preceding paragraph.



/s/ Amper, Politziner & Mattia P.A.

January 31, 2001
Edison, New Jersey

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
               Consolidated Statement of Net Assets in Liquidation
                                December 31, 2000



Assets

     Cash                                                 $        151,734
     Accounts receivable                                            47,114
     Other assets                                                   58,676
     Contract receivable                                           825,000
                                                          -----------------
                                                                 1,082,524

Liabilities

     Accounts payable and accrued expenses                         714,496
                                                          -----------------

Net assets in liquidation                                 $        368,028
                                                          =================











                 See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T.J. Cinnamons, Inc.) AND SUBSIDIARY
                       Statement of Changes in Net Assets
                               (liquidation basis)
          For the Period from October 1, 2000 and to December 31, 2000




Stockholders equity at September 30, 2000
 (going concern, historical cost basis of accounting)        $     (136,646)
                                                             ---------------

Gain on sale of net assets on December 19, 2000
                                                                  1,220,084
Loss from activities during the "wind down" period from
 October 1, 2000 through December 31, 2000                         (825,890)

Interest and other income                                           110,480
                                                             ---------------

Increase in net assets                                              504,674
                                                             ---------------

Net assets in liquidation at December 31, 2000               $      368,028
                                                             ===============

Number of common shares outstanding                               3,613,383

Net assets in liquidation per common share                   $          .10
                                                             ===============



                 See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                           Consolidated Balance Sheet
                              (going concern basis)
                                December 31,1999

                                     Assets

Current assets
    Cash                                                                  $         195,977
    Accounts receivable, less allowance for
     doubtful accounts of  $87,500                                                  385,462
    Current maturities of notes receivable                                          375,000
    Inventory                                                                       279,326
    Prepaid expenses and other current assets, net                                  110,818
                                                                          ------------------
                                                                                  1,346,583


Property and equipment, net                                                         867,964
                                                                          ------------------

                                                                          $       2,214,547

                      Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable and accrued expenses                                 $         927,915
    Current maturities of long-term debt                                             56,744
                                                                          ------------------
                                                                                    984,659

Long-term debt, net of current maturities                                           226,681

Stockholders' equity
    Preferred stock - $.01 par value; authorized 1,000,000 shares,
     none issued                                                                          -
    Common stock - $.01 par value; authorized 10,000,000 shares,
     issued and outstanding 3,613,383 and 3,393,383 shares                           33,935
    Additional paid-in capital                                                    6,822,032
    Accumulated deficit                                                          (5,813,653)
                                                                          ------------------
                                                                                  1,042,314
    Less treasury stock, at cost                                                    (39,107)
                                                                          ------------------
       Total stockholders' equity                                                 1,003,207
                                                                          ------------------

                                                                          $       2,214,547
                                                                          =================

                 See notes to consolidated financial statements.

                                    PARAMARK ENTERPRISES, INC.
                         (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                              Consolidated Statements of Operations
                                      (going concern basis)
                                           (See Note 1)

                                                            Period from
                                                        January 1, 2000 to        Year Ended
                                                           September 30,         December 31,
                                                               2000                  1999
                                                               ----                  ----
Revenue                                                 $       5,454,685     $       4,392,570

Cost of goods sold                                              4,650,957             3,481,847

Gross margin                                                      803,728               910,723

Selling, general and administrative                             1,916,631             1,977,526
                                                        ------------------    ------------------

Loss from operations                                           (1,112,903)           (1,066,803)

Other income (expense)
    Other income                                                   52,118                68,341
    Interest, net                                                (108,218)              (18,232)
                                                        ------------------    ------------------

Net loss                                                $      (1,169,003)    $      (1,016,694)
                                                        ==================    ==================

Basic loss per share                                    $            (.34)    $            (.30)
Diluted loss per share                                               (.34)                 (.30)

Weighted-average common shares outstanding
    Basic                                               $       3,405,471     $       3,390,925
    Diluted                                                     3,405,471             3,390,925

                 See notes to consolidated financial statements.

                                        PARAMARK ENTERPRISES, INC.
                              (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                                   Consolidated Statements of Cash Flows
                                           (going concern basis)

                                                                     Period from
                                                                 January 1, 2000 to         Year Ended
                                                                    September 30,          December 31,
                                                                        2000                   1999
                                                                        ----                   ----
Cash flows from operating activities
    Net loss                                                    $      (1,169,003)      $     (1,016,694)
                                                                ------------------      -----------------
    Adjustments to reconcile net income (loss) to net
     cash from operating activities
      Depreciation and amortization                                       151,392                119,727
      Noncash interest expense                                             29,149                  8,523
      Provision for doubtful accounts                                           -                 30,000
      Provision for inventory obsolescence                                 62,908                      -
      Gain from forgiveness of debt                                       (52,118)                     -
    (Increase) decrease in
      Accounts receivable                                                (269,388)               (89,245)
      Inventories                                                         (25,805)              (111,370)
      Prepaid expenses and other current assets                            49,866                (66,466)
    Increase (decrease) in
      Accounts payable and accrued expenses                               508,920                326,323
                                                                ------------------      -----------------
        Total adjustments                                                 454,924                217,492
                                                                ------------------      -----------------
                                                                         (714,079)              (799,202)
                                                                ------------------      -----------------

Cash flows from investing activities
    Purchases of property and equipment                                  (207,264)              (470,552)
    Purchase of treasury stock                                                  -                (39,107)
    Proceeds from note receivable                                         375,000                      -
    Principal payments received on notes receivable                             -                500,000
                                                                ------------------      -----------------
                                                                          167,736                 (9,659)
                                                                ------------------      -----------------

Cash flows from financing activities
    Principal payments on long-term debt                                        -                (25,288)
    Proceeds from issuance of long-term debt                                    -                239,253
    Proceeds from financing                                               434,185                      -
    Principal payments of notes payable                                   (49,233)                     -
                                                                ------------------      -----------------
                                                                          384,952                213,965
                                                                ------------------      -----------------

Net change in cash                                                       (161,391)              (594,896)

Cash - beginning                                                          195,977                790,873
                                                                ------------------      -----------------

Cash - ending                                                   $          34,586       $        195,977
                                                                ==================      =================


                              See notes to consolidated financial statements.


                                                    PARAMARK ENTERPRISES, INC.
                                          (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                                          Consolidated Statements of Stockholders' Equity
                                                       (going concern basis)



                                                             Additional                        Common Stock              Total
                                       Common Stock            Paid-In    Accumulated        Held in Treasury          Stockholders'
                                   Shares        Amount        Capital      Deficit         Shares        Amount         Equity
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------
Balance at December 31, 1998      3,373,883       $33,740    $6,813,704   $(4,796,959)            --   $        --     $2,050,485

Issuance of common
 stock for services                  19,500           195         8,328            --             --            --          8,523

Purchase of common
 stock held in treasury                  --            --            --            --         40,800       (39,107)       (39,107)

Net loss                                 --            --            --    (1,016,694)            --            --     (1,016,694)
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at December 31, 1999      3,393,383        33,935     6,822,032    (5,813,653)        40,800       (39,107)     1,003,207

Issuance of common
 stock for financing                220,000         2,200        26,950            --             --            --         29,150

Net loss                                 --            --            --    (1,169,003)            --            --     (1,169,003)
                                -----------   -----------   -----------   -----------    -----------   -----------    -----------

Balance at September 30, 2000     3,613,383       $36,135    $6,848,982   $(6,982,656)        40,800      $(39,107)     $(136,646)
                                ===========   ===========   ===========   ===========    ===========   ===========    ===========


                              See notes to consolidated financial statements.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

Note  1 -     Liquidation Basis of Accounting
              On December 15, 2000,  the Company  consummated  an asset purchase agreement  (the "Rich  Products  Agreement")  with Rich  Products, pursuant to which the Company sold its bakery  operations  located in El Cajon,  California  representing a majority of the Company's operating  assets.  The Rich  Products  Agreement  provides  for a purchase price aggregating  $2,193,950  inclusive of a payment for inventory.  The  aggregate  purchase  price  was paid as  follows:
              $193,950 on October 16, 2000, $1,000,000 on December 15, 2000, and
              $1,000,000  payable in  semiannual  installments  over a period of four (4) years. Rich Products also assumed approximately  $285,000 in equipment  lease  related  debt.  In addition,  pursuant to the terms of the Rich Products  Agreement,  Rich Products entered into consulting  agreements with Charles  Loccisano,  Alan Gottlich and
              Wayne Sorensen, the Company's Chairman and CEO, President and CFO,
              and  Bakery  General  Manager,   respectively.   These  consulting
              agreements   provided  for  compensation  to  Messrs.   Loccisano,
              Gottlich and Sorensen over a four year term in an annual amount of $50,000, $30,000 and $20,000, respectively.

              On December 15, 2000, the Company consummated an asset purchase and sale agreement (the "Brooks Street Agreement") with Brooks Street Companies, Inc. ("Brooks Street"), pursuant to which the
              Company sold the remainder of its bakery operations to Brooks Street. The Brooks Street Agreement provided for a purchase price in the form of the assumption by Brooks Street of approximately $70,000 in equipment lease related debt, the purchase of inventory by Brooks Street in the amount of $12,500 and the agreement by Brooks Street to make contingent additional payments to the Company, over a period of four (4) years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street.

              Paramark terminated two employment agreements with directors as of December 31, 2000 (see Note 4).

Note  2 -     Principal Business Activity and Summary of Significant Accounting
              Policies Operations
              Subsequent to the sale of assets pursuant to the Rich Products and the Brooks Street Agreements, the Company has not been engaged in any ongoing business activities, (see Note 1).

              Basis of Presentation
              As a result of the sale of substantially all of the Company's assets to Rich Products and Brooks Street and the plan of complete liquidation and dissolution, the Company changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective October 1, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  2 -     Principal Business Activity and Summary of Significant  Accounting
              Policies - (continued)

              Principles of Consolidation
              The consolidated financial statements include the accounts of the Company (formerly T. J. Cinnamons, Inc.) and its wholly owned subsidiary Starbake Brands, Inc., after elimination of all significant intercompany balances and transactions.

              Revenue Recognition
              Revenue was recognized on specialty bakery products when the product was shipped. Management established estimated accruals for sales returns from customers.

              Cash and Cash Equivalents
              The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

              Concentration of Credit Risk
              Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash investments. The Company restricts cash and cash investments to financial institutions with high credit standings. At December 31, 2000, the Company had approximately $158,000 invested with one financial institution.

              Inventory
              Inventory was stated at the lower of cost (first-in, first-out basis) or market, and consisted principally of raw materials.

              Property and Equipment
              Depreciation of property and equipment was provided by the straight-line method over the estimated useful lives of the related assets or the term of lease, whichever was shorter.

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

              Earnings Per Share
              Basic earnings per share ("EPS") is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  3 -     Contract  Receivable
              The Company had a contract  receivable  of  $1,000,000 at December
              31, 2000. This non-collateralized receivable is from Rich Products which the agreement between the Company and Rich Products was discussed in Note 1. The payment terms state over a period of four
              (4) years. The note was $825,000 as of December 31, 2000, stated at fair value.

Note  4 -     Related Party Transactions
              In  August  2000,  the  Company's  Chairman  and  Chief  Executive
              Officer, provided the Company with a loan of $150,000 for a term of one year at an interest rate of 5% per annum. The Company granted 50,000 unregistered shares of common stock as additional consideration for providing this loan. This loan was repaid in full in September 2000.

              In September 2000, the Company's Chairman and Chief Executive Officer, provided the Company with a credit line in the amount of $150,000 for a term of one year at an interest rate of 5% per annum. The Company granted 150,000 unregistered shares of common stock as additional consideration for providing this loan. The credit line was repaid in full as of December 31, 2000.

              Interest expense and fees, related to loans from officers for 2000 were $27,646.

              Included in accounts payable of $714,496 as of December 31, 2000 was $346,000 which related to the termination of the employment agreements with officers.

Note  5 -     Income Taxes

                                                                    December 31,
                                                             2000                  1999
                                                             ----                  ----
                Loss carryforwards                    $       1,415,000     $       1,561,000
                Installment gain on sale of assets                    -               127,000
                Accrued compensation                            139,000                     -
                Gain on sale of assets                          106,000                     -
                Allowance for doubtful accounts                  58,000                23,000
                                                      ------------------    ------------------

                Gross deferred tax asset                      1,718,000             1,711,000
                Valuation allowance                          (1,718,000)           (1,711,000)
                                                      ------------------    ------------------

                Net deferred tax asset                $               -     $               -
                                                      ==================    ==================

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  5 -     Income Taxes - (continued)\

              At December 31, 2000, the Company has the following net operating loss carryforwards.

               Expiration Date
                   December 31,
                                              Federal                State

                      2001              $              -      $      1,180,000
                      2002                             -             1,298,000
                      2005                             -               229,000
                      2007                             -               493,000
                      2009                     1,161,000                     -
                      2010                     1,299,000                     -
                      2012                       199,000                     -
                      2013                       307,000                     -
                      2019                       573,000                     -
                                        -----------------     ------------------
                                        $      3,539,000      $      3,200,000
                                        =================     ==================

              The valuation reserve has been established for those tax credits, loss carryforwards and deductible temporary differences which are not presently considered more likely than not to be realized.

              The statutory income tax rate differs from the effective tax rate used in the financial statements as a result of the current year net operating losses, the benefit of which is not being recognized in the current year. The valuation allowance increased $7,000 in 2000.

Note  6-       Supplemental Cash Flow Information

               During the years ended December 31, 2000 and 1999, the Company issued 220,000 and 19,500, respectively, shares of its common stock as payment for consulting services rendered and interest expense on certain debt obligations in the amount of $29,149 and $8,523, respectively, the fair value of the shares on the dates of issuance.

               During the years ended  December  31, 2000 and 1999,  the company
               paid   interest   of   approximately    $129,000   and   $11,000,
               respectively.

Note  7 -      Major Customers

               The Company had three and two major customers who accounted for 63% and 74% of wholesale sales for 2000 and 1999, respectively. These same customers accounted for substantially all of the Company's accounts receivable as of December 31, 2000 and 1999.

                           PARAMARK ENTERPRISES, INC.
                 (formerly T. J. Cinnamons, Inc.) AND SUBSIDIARY
                   Notes to Consolidated Financial Statements


Note  8 -      Commitments and Contingencies

               Litigation

               In 2000, the Company received discrimination and wrongful termination claims brought by two separate employees (Vargas and DeSantiago) employed at the Company's bakery facility in El Cajon, California. These claims are currently pending in the California Department of Fair Employment and Housing. The Company has fully responded to all requests for information and has formally denied liability. The investigation regarding these claims is currently pending.

               In January 2001, the Company and certain of its officers were named as a defendant in a civil action filed by Pensabene International, Inc. (the "Plaintiff") in the Superior Court for the State of California. The claim is for damages for misappropriation of trade secrets, trade libel, breach of confidentiality, breach of fiduciary duty, tortuous interference with economic relations, breach of contract, common law palming off, unfair business practices and a violation of state antitrust laws. This action resulted from the Company's employment of Kandy Konn, a former employee and consultant of the Plaintiff. The Company believes these claims are frivolous and without merit, and the Company intends to vigorously defend this action and file a counterclaim for any damages suffered as a result of being named as a defendant in this action.

                          INDEPENDENT AUDITORS' CONSENT



We consent to the Incorporation of our report dated January 31, 2001, on the financial statements of Paramark Enterprises, Inc. and Subsidiary as of December 31, 2000 and 1999, and for the years then ended, which is included in the Annual Report on Form 10K of Paramark Enterprises, Inc. and Subsidiary.




/s/ Amper, Politziner & Mattia P.A.

March 26, 2001
Edison, New Jersey