Form 10QSB
period 2001-03-31
PARAMARK ENTERPRISES INC
filed 2001-05-11
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001 .

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT

         For the transition period from              to
                                        ------------    ------------

                         Commission file number 0-23026

                           Paramark Enterprises, Inc.
   ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                          22-3261564
-----------------------------------    ------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification
 of incorporation or organization)      No.)

                  One Harmon Plaza, Secaucus, New Jersey 07094
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-422-0910
   ---------------------------------------------------------------------------
                 (Issuer's telephone number including area-code)

                                 Not Applicable
  ---------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

       Common Stock, $.01 par value - 3,393,383 shares as of May 10, 2001.

Transitional Small Business disclosure Format (check one):
         Yes  X   No ___

                            Paramark Enterprises Inc.
                                Liquidation Basis


PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                  INDEX TO FINANCIAL STATEMENTS                                               PAGE
Financial Statements - Liquidation Basis

         Consolidated Statement of Net Assets in Liquidation as of  December 31, 2001.          3

         Consolidated Statement of Net Assets in Liquidation as of March 31, 2001.              4

         Consolidated Statement of Changes in Net Assets in Liquidation for the period
         From January 1, 2001 to March 31, 2001.                                                5

         Notes to Financial Statements                                                          6

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND CHANGES IN NET ASSETS
                   (LIQUIDATION BASIS)                                                          8

PART II

Item 1   Legal Proceedings                                                                     11

Item 2   Changes in Securities                                                                 11

Item 3   Defaults upon Senior Securities                                                       11

Item 4   Submission of Matters to a Vote
         of Security Holders                                                                   11

Item 5   Other Information                                                                     11

Item 6   Exhibits and Reports on Form 8-K                                                      12

SIGNATURES                                                                                     13



PART I - FINANCIAL INFORMATION

                           PARAMARK ENTERPRISES, INC.
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 2000
                                    (AUDITED)




Assets

    Cash                                                $  151,734
    Accounts receivable                                     47,114
    Other assets                                            58,676
    Contract receivable                                    825,000
                                                        ----------
Total current assets                                     1,082,524

Liabilities

    Accounts payable and accrued expenses                  714,496
                                                        ----------

Net assets in liquidation                               $  368,028
                                                        ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 MARCH 31, 2001
                                   (UNAUDITED)




Assets

    Cash                                                $ 47,892
    Accounts receivable                                   29,606
    Other assets                                          41,386
    Contract receivable                                  850,000
                                                        --------
Total assets                                             968,884

Liabilities

    Accounts payable and accrued expenses                736,755
    Reserve for legal fees                                50,000
                                                        --------
Total liabilities                                        786,755

Net assets in liquidation                               $182,129
                                                        ========








                        SEE NOTES TO FINANCIAL STATEMENTS

                                    PARAMARK ENTERPRISES, INC.
                                STATEMENT OF CHANGES IN NET ASSETS
                                       (LIQUIDATION BASIS)
                                           (UNAUDITED)


Net assets in liquidation at December 31, 2000                                       $   368,028
                                                                                     ===========

Loss from activities during the "wind-down" period from
    January 1, 2001 through March 31, 2001                                              (135,899)

Reserve for legal fees in conection with outstanding legal proceedings                   (50,000)
                                   --- ----                                          -----------

Decrease in net assets                                                                  (185,899)

Net assets in liquidation at March 31, 2001                                          $   182,129
                                                                                     ===========

Number of common shares outstanding                                                    3,613,383

Net assets in liquidation per common share                                           $       .05
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

     The Company's shareholders approved a plan of liquidation on December 15, 2000 pursuant to which the Company would distribute all remaining net proceeds form the Rich Products transaction and the Brooks Street transaction to its shareholders over a period of four (4) years . Prior to implementing the plan of liquidation, the Company intends to explore various options available to the Company, including the possible sale of the public shell. The Board of Directors reserves the right to terminate the plan of liquidation to the extent any of the options explored by the Company are financially beneficial to the Company's shareholders.

     As a result of the sale of substantially all of the Company's assets to Rich Products and Brooks Street and the plan of liquidation and dissolution, the Company changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective October 1, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Consequently, assets have been valued at their estimated net realizable value and liabilities are estimated at their estimated settlement amounts. Because of the approval of the plan of liquidation, comparative financial information from previous years and certain other disclosures are not meaningful and have not been presented in the consolidated financial statements.

    The Company is continuing to explore a number of strategic alternatives including a possible reverse merger or sale of its public shell, which would allow the Company to continue as a going concern. In view of these matters, continued operations of the Company are dependent upon these possible strategic alternatives and a termination of the plan of liquidation.

    The primary statements required under the liquidation basis of accounting are Statements of Net Assets in Liquidation as of March 31, 2001 and December 31, 2000, respectively, and a Statement of Changes in Net Assets in Liquidation for the period from January 1, 2001 to March 31, 2001. With the exception of the Statement of Net Assets in Liquidation as of December 31, 2000, all statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of financial results for the full year.

    Additionally, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted. It is suggested that these unaudited financial statements be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. There have been no significant changes of accounting policies since December 31, 2000.

PART  I   ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

    When used in this Quarterly Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's forward-looking statements reflect the company's best judgment based on current information and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in , or implied by, these statements. Readers are cautioned that they should not place undue reliance on any forward-looking statements because such statements speak only as of the date they are made.

    The methods used by management in estimating the value of the Company's assets and liabilities do not, with certainty, result in an exact determination of value nor are they intended to indicate the amount, if any, a stockholder may receive in liquidation. The amount of liquidation proceeds depends largely on factors beyond the Company's control, including without limitation, the rate of inflation, changes in interest rates, the final outcome of all pending litigation, the amount and nature of any unknown contingent liabilities and the ability to collect its receivables, contract payments and royalty payments.

Overview

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

         The Company's shareholders approved a plan of liquidation on December 15, 2000 Pursuant to which the Company would distribute all remaining net proceeds form the Rich Products transaction and the Brooks Street transaction to its shareholders over a period of four (4) years . Prior to implementing the plan of liquidation, the Company intends to explore various options available to the Company, including the possible sale of the public shell. The Board of Directors reserves the right to terminate the plan of liquidation to the extent any of the options explored by the Company are financially beneficial to the Company's shareholders.

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

Adoption of the Liquidation Basis of Accounting
-----------------------------------------------

         As a result of the sale of substantially all of the Company's assets to Rich Products and Brooks Street and the plan of liquidation, and dissolution, the Company changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective October 1, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Consequently, assets have been valued at their estimated net realizable value and liabilities are estimated at their estimated settlement amounts. Because of the approval of the plan of liquidation, comparative financial information from previous years and certain other disclosures are not meaningful and have not been presented in the consolidated financial statements.

Changes in Net Assets for the period January 1, 2001 to March 31, 2001
----------------------------------------------------------------------

         The decrease in net assets in liquidation of $185,899 was due primarily to the costs associated with the "winding-down" of the Company's operations and a reserve in the amount of $50,000 for legal costs in connection with the defence of outstanding legal proceedinds. The costs of winding-down" of the Company's operations included approximately $48,300 of legal fees which include the legal costs associated with defending the pending legal actions against the Company, and approximately $14,000 of accounting fees.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

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

         In January 2001, the Company and certain of its officers were named as a defendant in a civil action filed by Pensabene International, Inc. (the "Plaintiff") in the Superior Court for the State of California. The claim is for damages for misappropriation of trade secrets, trade libel, breach of confidentiality, breach of fiduciary duty, tortious interference with economic relations, breach of contract, common law palming off, unfair business practices and a violation of state antitrust laws. This action arose resulted from the Company's employment of Kandy Konn, a former employee and consultant of the Plaintiff. The Company believes these claims are frivolous and without merit, and the Company intends to vigorously defend this action.

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

         (a) Exhibits.
             ---------

             NONE

         (b) Reports on Form 8-K.
             --------------------

             The Company did not file any current reports on Form
             8-K for the quarter ended March 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                     Paramark Enterprises, Inc.




Dated: May 10, 2001                  By:  /s/ Charles N. Loccisano
      -------------                     --------------------------------------
                                     Charles N. Loccisano,
                                     Chairman and Chief Executive Officer


                                     By:  /s/ Alan S. Gottlich
                                        --------------------------------------
                                     Alan S. Gottlich,
                                     President and Chief Financial Officer
                                     (Principal Accounting Officer)