Form 10QSB
period 2001-06-30
PARAMARK ENTERPRISES INC
filed 2001-08-14
CIK 915661

Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001 .
                                    -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT For the transition period from __________ to _________

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

                  One Harmon Plaza, Secaucus, New Jersey 07094
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                  201-422-0910
     ---------------------------------------------------------------------
                 (Issuer's telephone number including area-code)

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

     Common Stock, $.01 par value - 3,613,383 shares as of August 14, 2001.

Transitional Small Business disclosure Format (check one):

         Yes  X   No
            -----    ----

                            Paramark Enterprises Inc.
                                Liquidation Basis

PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         INDEX TO FINANCIAL STATEMENTS                                      PAGE

Financial Statements - Liquidation Basis

     Consolidated Statement of Net Assets in Liquidation as of December 31,
     2001.                                                                     3

     Consolidated Statement of Net Assets in Liquidation as of June 30, 2001.  4

     Consolidated Statement of Changes in Net Assets in Liquidation for the
     period From January 1, 2001 to June 30, 2001.                             5

     Notes to Financial Statements                                             6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND CHANGES IN NET ASSETS (LIQUIDATION BASIS)                        8

PART II

Item 1   Legal Proceedings                                                    11

Item 2   Changes in Securities                                                11

Item 3   Defaults upon Senior Securities                                      11

Item 4   Submission of Matters to a Vote
         of Security Holders                                                  11

Item 5   Other Information                                                    11

Item 6   Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                    13

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
                                              ==========



                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                  JUNE 30, 2001
                                   (UNAUDITED)




Assets

    Cash                                      $ 69,175
    Accounts receivable                         23,106
    Other assets                                41,386
    Contract receivable                        737,500
                                              --------
Total assets                                   871,167

Liabilities

    Accounts payable and accrued expenses      672,263
    Reserve for legal fees                      50,000
                                              --------
Total liabilities                              722,263

Net assets in liquidation                     $148,904
                                              ========


                        SEE NOTES TO FINANCIAL STATEMENTS

                           PARAMARK ENTERPRISES, INC.
                       STATEMENT OF CHANGES IN NET ASSETS
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)



Net assets in liquidation at December 31, 2000                              $   368,028
                                                                            ===========

Loss from activities during the "wind-down" period from
    January 1, 2001 through June 30, 2001                                      (169,124)

Reserve for legal fees in connection with outstanding legal proceedings         (50,000)
                                                                            -----------

Decrease in net assets                                                         (219,124)

Net assets in liquidation at June 30, 2001                                  $   148,904
                                                                            ===========

Number of common shares outstanding                                           3,613,383

Net assets in liquidation per common share                                  $       .04
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

     The primary statements required under the liquidation basis of accounting are Statements of Net Assets in Liquidation as of June 30, 2001 and December 31, 2000, respectively, and a Statement of Changes in Net Assets in Liquidation for the period from January 1, 2001 to June 30, 2001. With the exception of the Statement of Net Assets in Liquidation as of December 31, 2000, all statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of financial results for the full year.

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

Overview
--------

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

Changes in Net Assets for the period January 1, 2001 to June 30, 2001
---------------------------------------------------------------------

     The decrease in net assets in liquidation of $219,124 was due primarily to the costs associated with the "winding-down" of the Company's operations and a reserve in the amount of $50,000 for legal costs in connection with the defense of outstanding legal proceedings. The costs of winding-down" of the Company's operations included approximately $64,500 of legal fees which include the legal costs associated with defending the pending legal actions against the Company, approximately $14,000 of accounting fees and approximately $17,500 of insurance premiums relating to the Company's director and Officer insurance policy.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

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

               None.

          (b)  Reports on Form 8-K.

               The Company did not file any current reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                     Paramark Enterprises, Inc.




Dated: August 14, 2001               By:  /s/ Charles N. Loccisano
      ----------------                    --------------------------------------
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