Form 10QSB
period 2001-09-30
PARAMARK ENTERPRISES INC
filed 2001-11-14
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(MARK ONE)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 .

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      FOR THE TRANSITION PERIOD FROM              TO
                                       ------------    ------------

                         COMMISSION FILE NUMBER 0-23026

                            RAPTOR INVESTMENTS, INC.
----------------------------------------------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                 22-3261564
-----------------------------------    ------------------------------
 (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION
 OF INCORPORATION OR ORGANIZATION)      NO.)


     2855 NORTH UNIVERSITY DRIVE ROAD, SUITE 320, CORAL SPRINGS, FL 33065
--------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  954-346-5799
--------------------------------------------------------------------------
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA-CODE)

                  ONE HARMON PLAZA, SECAUCUS, NEW JERSEY 07094
 -----------------------------------------------------------------------------
                        (FORMER NAME, FORMER ADDRESS AND
                FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

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

    COMMON STOCK, $.01 PAR VALUE - 4,113,383 SHARES AS OF OCTOBER 14, 2001.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

           YES  X   NO ___

                            RAPTOR INVESTMENTS, INC.
                                LIQUIDATION BASIS

PART I          FINANCIAL INFORMATION

ITEM 1          FINANCIAL STATEMENTS

                INDEX TO FINANCIAL STATEMENTS                       PAGE
                -----------------------------                       ----

Financial Statements - Liquidation Basis

           Consolidated Statement of Net Assets in Liquidation
              as of  December 31, 2001.                              3

           Consolidated Statement of Net Assets in Liquidation
              as of September 30, 2001.                              4

           Consolidated Statement of Changes in Net Assets in
              Liquidation for the period from January 1, 2001
              to September 30, 2001.                                 5

           Notes to Financial Statements                             6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND CHANGES IN NET ASSETS
            (LIQUIDATION BASIS)                                      8

PART II

Item 1     Legal Proceedings                                        12

Item 2     Changes in Securities                                    12

Item 3     Defaults upon Senior Securities                          12

Item 4     Submission of Matters to a Vote
           of Security Holders                                      12

Item 5     Other Information                                        12

Item 6     Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                          14

PART I - FINANCIAL INFORMATION




                            RAPTOR INVESTMENTS, INC.
                      (FORMERLY PARAMARK ENTERPRISES, INC.)
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 2000
                                    (AUDITED)


ASSETS

     CASH                                               $  151,734
     ACCOUNTS RECEIVABLE                                    47,114
     OTHER ASSETS                                           58,676
     CONTRACT RECEIVABLE                                   825,000
                                                       -----------
TOTAL CURRENT ASSETS                                     1,082,524

LIABILITIES

     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 714,496
                                                       -----------

NET ASSETS IN LIQUIDATION                               $  368,028
                                                       ===========












                        SEE NOTES TO FINANCIAL STATEMENTS




                            RAPTOR INVESTMENTS, INC.
                      (FORMERLY PARAMARK ENTERPRISES, INC.)
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

Assets
     Cash                                                  $    17,388
     Accounts Receivable                                        24,106
     Other Assets                                               35,333
     Contract Receivable                                       750,942
                                                           -----------
Total Assets                                                   827,769

Liabilities
     Accounts Payable and Accrued Expenses                     688,958
     Reserve for Legal Fees                                    125,000
                                                           -----------
Total Liabilities                                              813,958

Net Assets in Liquidation                                  $    13,811
                                                           ===========















                        SEE NOTES TO FINANCIAL STATEMENTS



                            RAPTOR INVESTMENTS, INC.
                      (FORMERLY PARAMARK ENTERPRISES, INC.)
                       STATEMENT OF CHANGES IN NET ASSETS
                               (LIQUIDATION BASIS)
                                   (UNAUDITED)



Net assets in liquidation at December 31, 2000                     $  368,028
                                                                   ==========

Loss from activities during the "wind-down" period from
     January 1, 2001 through September 30, 2001                     (229,217)

Reserve for legal fees in connection with
     outstanding legal proceedings                                  (125,000)
                                                                  ----------
Decrease in net assets                                              (354,217)

Net assets in liquidation at September 30, 2001                    $  13,811
                                       === ====                    =========

Number of common shares outstanding                                4,113,383

Net assets in liquidation per common share                         $    .003
                                                                   =========











                        SEE NOTES TO FINANCIAL STATEMENTS

                            RAPTOR INVESTMENTS, INC.
                      (FORMERLY PARAMARK ENTERPRISES, INC.)
                          Notes to Financial Statements
                                   (Unaudited)

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

      The Company is continuing to explore a number of strategic alternatives which would allow the Company to continue as a going concern. In view of these matters, continued operations of the Company are dependent upon these possible strategic alternatives and a termination of the plan of liquidation.

      IN AUGUST 2001, THE COMPANY COMPLETED THE SALE OF 500,000 SHARES OF THE COMPANYS COMMON STOCK IN A PRIVATELY NEGOTIATED TRANSACTION FOR A PURCHASE PRICE OF $30,000. THE SHARES WERE SOLD TO INVESTORS, PAUL, MATTHEW AND MARC LOVITO (THE LOVITOS) PURSUANT TO AN AMENDED AND RESTATED AGREEMENT DATED AUGUST 22, 2001 BETWEEN THE COMPANY, THE LOVITOS, CHARLES LOCCISANO, THE FORMER CHAIRMAN OF THE COMPANY, AND ALAN GOTTLICH, THE FORMER PRESIDENT AND CHIEF FINANCIAL OFFICER OF THE COMPANY (THE LOVITO AGREEMENT). PURSUANT TO THE TERMS OF THE LOVITO AGREEMENT, ON SEPTEMBER 22, 2001 THE COMPANY'S FORMER OFFICERS AND DIRECTORS RESIGNED AND WERE REPLACED BY THE LOVITOS ON THE BOARD. PAUL LOVITO SERVES AS THE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER, MARC LOVITO SERVES AS VICE PRESIDENT AND SECRETARY AND MATTHEW LOVITO SERVES AS THE COMPANY'S VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      IN OCTOBER 2001 THE COMPANY CHANGED ITS NAME TO RAPTOR INVESTMENTS, INC.
      ------------------------------------------------------------------------
      AND CHANGED ITS TRADING SYMBOL TO RAPT.
      ----------------------------------------


      The primary statements required under the liquidation basis of accounting are Statements of Net Assets in Liquidation as of September 30, 2001 and December 31, 2000, respectively, and a Statement of Changes in Net Assets in Liquidation for the period from January 1, 2001 to September 30, 2001. With the exception of the Statement of Net Assets in Liquidation as of December 31, 2000, all statements are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of financial results for the full year.

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

      In August 2001, the Company completed the sale of 500,000 shares of the Companys common stock in a privately negotiated transaction for a purchase price of $30,000. The shares were sold to investors, Paul, Matthew and Marc Lovito (the Lovitos) pursuant to an Amended and Restated Agreement dated August 22, 2001 between the Company, the Lovitos, Charles Loccisano, the former Chairman of the Company, and Alan Gottlich, the former President and Chief Financial Officer of the Company (the Lovito Agreement).

    THE LOVITO AGREEMENT ALSO PROVIDES THAT WITHIN 12 MONTHS AFTER THE COMPLETION OF THE STOCK SALE TRANSACTION, THE LOVITOS SHALL CAUSE THE COMPANY TO MAKE AN OFFER TO ALL HOLDERS OF THE OUTSTANDING SHARES OF THE COMPANY'S COMMON STOCK TO REPURCHASE THEIR SHARES AT A PRICE OF $0.20 PER SHARE THROUGH A TENDER OFFER PROVIDED THE MARKET BID PRICE OF THE COMPANY'S COMMON STOCK IS NOT GREATER THAN $0.20 PER SHARE FOR ANY CONSECUTIVE 30 DAY PERIOD DURING THE ONE YEAR PERIOD FOLLOWING THE CLOSING OF THE PREVIOUSLY DESCRIBED STOCK SALE TRANSACTION. AS A RESULT, NO ASSURANCE CAN BE GIVEN THAT THE REPURCHASE WILL BE COMMENCED OR THAT THE REPURCHASE WILL OCCUR ON THE TERMS DESCRIBED HEREIN. IF THE FOREGOING OFFER TO SHAREHOLDERS IS REQUIRED AND THE LOVITOS DO NOT FULFILL THEIR OBLIGATIONS IN CONNECTION THEREWITH, THE LOVITO AGREEMENT PROVIDES THAT THE LOVITOS SHALL TAKE ALL ACTIONS NECESSARY TO ADD FOUR NEW MEMBERS TO THE BOARD SELECTED BY MESSRS. LOCCISANO AND GOTTLICH.

      PURSUANT TO THE TERMS OF THE LOVITO AGREEMENT, ON SEPTEMBER 22, 2001 THE COMPANY'S FORMER OFFICERS AND DIRECTORS RESIGNED AND WERE REPLACED BY THE LOVITOS ON THE BOARD. PAUL LOVITO SERVES AS THE CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER, MARC LOVITO SERVES AS VICE PRESIDENT AND SECRETARY AND MATTHEW LOVITO SERVES AS THE COMPANY'S VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

      THE LOVITO AGREEMENT ALSO PROVIDES THAT EACH OF MESSRS. LOCCISANO AND GOTTLICH HAS THE RIGHT TO REQUIRE THE LOVITOS TO PURCHASE OR THE COMPANY TO REPURCHASE UP TO ONE-HALF OF THEIR PARAMARK SHARES (THE LOCCISANO/GOTTLICH SALE OFFER) ON THE 60TH DAY AFTER THE EARLIER OF: (I) THE COMPLETION OF A 30 CONSECUTIVE TRADING DAY PERIOD WHERE THE COMPANYS COMMON STOCK HAD A BID PRICE OF $0.20 PER SHARE OR HIGHER DURING THE ONE YEAR PERIOD FOLLOWING THE CONSUMMATION OF THE LOVITO AGREEMENT; OR (II) THE COMPLETION OF THE COMPANYS REPURCHASE, DESCRIBED ABOVE. THE PURCHASE PRICE PAID BY THE COMPANY OR THE LOVITOS FOR THE LOCCISANO AND GOTTLICH SHARES WILL BE $0.20 PER SHARE. AT SEPTEMBER 30, 2001, MESSRS. GOTTLICH AND LOCCISANO BENEFICIALLY OWNED 1,431,924 AND 187,339 SHARES, RESPECTIVELY, OF THE COMPANY'S COMMON STOCK.

      THE PROPOSED PAYMENTS TO MESSRS. GOTTLICH AND LOCCISANO UPON THE SALE OF THEIR SHARES ARE SUBJECT TO A GUARANTEE AGREEMENT ENTERED INTO BETWEEN THE LOVITOS AND MESSRS. GOTTLICH AND LOCCISANO. UNDER THE TERMS OF THE LOVITO GUARANTEE AGREEMENT, THE LOVITOS, JOINTLY AND SEVERALLY, GUARANTEE THE FULFILLMENT OF THE OBLIGATIONS DEFINED IN THE LOVITO GUARANTEE. UNDER THE TERMS OF THE AGREEMENT, MESSRS. GOTTLICH AND LOCCISANO AGREED NOT TO TENDER ANY SHARES DURING THE COMPANYS REPURCHASE, IF COMMENCED. IN ADDITION, UNDER THE TERMS OF THE AGREEMENT, MESSRS. GOTTLICH AND LOCCISANO AGREED NOT TO TENDER ANY SHARES DURING THE COMPANY'S REPURCHASE, IF COMMENCED OR OTHERWISE SELL THEIR
SHARES EXCEPT PURSUANT TO THE LOCCISANO/GOTTLICH SALE OFFER FOR A SPECIFIED PERIOD. IN CONSIDERATION OF THIS RESTRICTION, THE LOVITOS AGREED TO PAY MESSRS. LOCCISANO AND GOTTLICH AN AGGREGATE FEE OF $66,000 PAYABLE IN 12 MONTHLY INSTALLMENTS.

      THE LOVITO AGREEMENT PROVIDES FOR THE ESTABLISHMENT OF AN ESCROW ACCOUNT WHICH SHALL BE USED TO FUND CERTAIN EXPENSES OF THE COMPANY EXISTING PRIOR TO THE STOCK SALE TRANSACTION INCLUDING, AMOUNTS DUE TO MESSRS LOCCISANO AND GOTTLICH PURSUANT TO THEIR EMPLOYMENT AGREEMENTS, DIRECTOR AND OFFICER INSURANCE PREMIUMS AND OUTSTANDING TRADE OBLIGATIONS AND LEGAL FEES OF THE COMPANY AND MESSRS. LOCCISANO AND GOTTLICH RESULTING FROM THE PENSABENE LITIGATION.

      THE OBLIGATIONS OF THE COMPANY UNDER THE AGREEMENT ARE ALSO SECURED BY AN AGREEMENT BETWEEN THE LOVITOS AND MESSRS. LOCCISANO AND GOTTLICH WHICH PROVIDES THAT MESSRS. LOCCISANO AND GOTTLICH MAY DESIGNATE FOUR NEW BOARD MEMBERS IF THE LOVITOS FAIL TO FULFILL THEIR OBLIGATIONS UNDER THE AGREEMENT AND THE LOVITOS AGREE TO TAKE ALL CORPORATE ACTION NECESSARY TO ADD SUCH INDIVIDUALS TO THE BOARD.

      AS PART OF THESE TRANSACTIONS, THE LOVITOS AGREED TO ENTER INTO CONSULTING AGREEMENTS WITH EACH OF MESSRS. GOTTLICH AND LOCCISANO WHICH REQUIRE MESSRS. LOCCISANO AND GOTTLICH TO CONSULT WITH THE LOVITOS ON THE OPERATIONS OF A PUBLIC COMPANY AND RELATED MATTERS IN EXCHANGE FOR THE PAYMENT OF $24,000 PAYABLE IN 12 EQUAL MONTHLY INSTALLMENTS. PURSUANT TO THE TERMS OF THE LOVITO AGREEMENT, THE LOVITOS ALSO AGREED TO TAKE ACTION TO CAUSE PARAMARK TO REGISTER THE LOCCISANO AND GOTTLICH SHARES FOR RESALE PURSUANT TO THE APPLICABLE REQUIREMENTS OF THE SEC. THE AGREEMENT ALSO PROVIDES THAT THE COMPANY'S OBLIGATIONS TO
MESSRS. LOCCISANO AND GOTTLICH PURSUANT TO THEIR EMPLOYMENT AGREEMENTS SHALL BE SECURED BY THE ASSIGNMENT OF PAYMENTS FROM THE RICH PRODUCTS ASSET PURCHASE AGREEMENT.

ADOPTION OF THE LIQUIDATION BASIS OF ACCOUNTING
-----------------------------------------------

      As a result of the sale of substantially all of the Company's assets to Rich Products and Brooks Street and the plan of liquidation, the Company changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective October 1, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Consequently, assets have been valued at their estimated net realizable value and liabilities are estimated at their estimated settlement amounts. Because of the approval of the plan of liquidation, comparative financial information from previous years and certain other disclosures are not meaningful and have not been presented in the consolidated financial statements.

CHANGES IN NET ASSETS FOR THE PERIOD JANUARY 1, 2001 TO SEPTEMBER 30, 2001
--------------------------------------------------------------------------

      The decrease in net assets in liquidation of $354,217 was due primarily to the costs associated with the "winding-down" of the Company's operations and a reserve in the amount of $125,000 for legal costs in connection with the defense of outstanding legal proceedings. The costs of winding-down" of the Company's operations included approximately $114,500 of legal fees which include the legal costs associated with defending the pending legal actions against the Company, approximately $14,000 of accounting fees and approximately $31,600 of insurance premiums relating to the Company's director and Officer insurance policy.

PART II         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
-------         -----------------

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

                Not Applicable

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

            (a)       EXHIBITS.
                      ---------

                      The following exhibits are filed herewith.

                      EXHIBIT NUMBER             DESCRIPTION
                      --------------             -----------

                           27                    Financial Data Schedule

            (b)       REPORTS ON FORM 8-K.
                      --------------------

                      The Company filed a current report on Form 8-K on August 23, 2001 regarding the closing of the Lovito transaction.

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.




                                 Raptor Investments, Inc.




Dated: October 14, 2001          By:  /S/ PAUL LOVITO
                                    ------------------
                                 Paul Lovito,
                                 Chairman and Chief Executive Officer




                                 By:  /S/ MATTEW LOVITO
                                    ------------------------------------
                                 Matt Lovito,
                                 President and Chief Financial Officer
                                 (Principal Accounting Officer)