Form 10KSB
period 2001-12-31
RAPTOR INVESTMENTS INC
filed 2002-04-15
CIK 915661

[OBJECT OMITTED]
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001.

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         COMMISSION FILE NUMBER 0-23026

                            RAPTOR INVESTMENTS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Florida                                         22-3261564
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)

         2855 N. University Drive, #320
              Coral Springs, Florida                             33065
--------------------------------------------------------------------------------
           (Address of principal                               (Zip Code)
             executive offices)

Registrant's telephone number including area code:        (954) 346-5799
                                                   --------------------------


        SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. Yes X No

The issuer's revenues for the fiscal year ended December 31, 2001 were $71,348.

As of April 11, 2002, there were 43,887,681 shares of Common Stock outstanding. Based on the average high and low bid prices of the Common Stock on April 11, 2002, the approximate aggregate market value of Common Stock held by non-affiliates was $ 1,057,008 (1).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2001 Definitive Proxy Statement, which statement was filed on December 3, 2001, are incorporated by reference in Part III hereof.

Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, and the Registrant's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999 and December 31, 2000 as listed in response to Item 13(a)(2).

Transitional Small Business Disclosure Format (check one): Yes __ No X

(1) The aggregate dollar value of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the average of the high and low bid prices for the Company's Common Stock on April 11, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% stockholder in the Company may or may not be deemed an affiliate of the Company, or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.



                                     PART I

ITEM 1. BUSINESS

FORWARD LOOKING STATEMENTS

When used in this Annual Report, the words or phrases will likely result, are expected to, will continue, is anticipated, estimate, projected, intends to or similar expressions are intended to identify forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including but not limited to the Company's history of losses and cash flow deficit; lack of liquidity; volatility of market price of common stock and warrants; possible adverse effect of penny stock rules and liquidity of the Company's securities; dividend policy; and control by directors and executive officers, that could cause the Company's actual results to differ materially from historical earnings and those presently anticipated or projected. Such factors, which are discussed in Risk Factors, Business and Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to consolidated financial statements, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods expressed in the Annual Report. As a result, potential investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date made. See Risk Factors Business and Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

For a discussion of certain factors, which should be considered in evaluating the Company and its business, see Risk Factors.

Raptor Investments, Inc., formerly Paramark Enterprises, Inc., (the Company), a Florida corporation, was originally formed in December 1985 , under the name T.J. Cinnamons, Inc., as a franchiser of specialty retail bakeries. Previous management acquired the Company from its founders in 1992, sold the retail bakeries and franchise system in 1996 to Triarc Restaurant Group, and subsequently developed the Company into a wholesale manufacturer and distributor of specialty bakery products. The majority of the wholesale bakery operations were sold to Rich Products Manufacturing Group in December 2000 with the remaining assets sold to Brooks Street Companies, Inc. in October 2000. In August 2001, the Company completed the sale of 500,000 shares of the Company's common stock in a privately negotiated transaction for a purchase price of $30,000. The shares were sold to a group of investors. Pursuant to the transaction, the former officers and directors resigned and were replaced by the investors. In December 2001, the Company entered into agreements to acquire LBI Properties, Inc., a development stage real estate holding company, and LBI E Web Communities, Inc., an internet-related holding company. The acquisition of these companies was closed on January 8, 2002. These companies were held by the current management prior to their acquisition by the Company. In October 2001 the Company changed its name to Raptor Investments, Inc. and changed its trading symbol to RAPT. The Company's Common Stock is publicly traded on the OTC Bulletin Board under the symbol RAPT.

Triarc Restaurant Group Transactions. In 1996, the Company sold the T.J. Cinnamons trade name and other intellectual property to Triarc Restaurant Group (Triarc) in consideration for (i) a purchase price of $3,540,000, (ii) additional contingent payments of up to $5.5 million, and (iii) a 99 year royalty free license agreement to sell T.J. Cinnamons branded products through wholesale channels of distribution.

In 1998, the Company restructured its agreements with Triarc whereby the Company terminated the 1996 purchase and license agreements with Triarc in consideration for payments aggregating $4 million of which $3 million was paid at closing and $1 million was tendered in the form of a non interest bearing promissory note payable over a period of 24 months.

Rich Products Transaction. In December 2000, the Company entered into an asset purchase agreement with Rich Products Manufacturing Corporation (Rich Products) through which the Company sold to Rich Products a majority of the assets comprising its bakery operations in El Cajon, California. The Rich Products agreement provided for a purchase price aggregating $2,182,750 inclusive of a payment for inventory. The aggregate purchase price will be paid as follows:
$193,950 on October 16, 2000, $1,000,000 on December 15, 2000, and $1,000,000
payable in semiannual installments over a period of four (4) years. Rich Products is also assuming approximately $285,000 in equipment lease related debt.

Brooks Street Transaction. In October 2000, the Company also entered into an asset purchase and sale agreement with Brooks Street Companies, Inc. (Brooks Street), pursuant to which the Company sold the remainder of its bakery operations to Brooks Street. The Brooks Street agreement provided for a purchase price in the form of the assumption by Brooks Street of approximately $70,000 in equipment lease related debt, the purchase of inventory by Brooks Street in the amount of $12,500 and the agreement by Brooks Street to make royalty payments to the Company, over a period of four (4) years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street.

The foregoing summaries of the Rich Products Agreement and the Brooks Street Agreement are only a brief description of the agreements and are qualified in their entirety by the detailed provisions of the agreements which were filed as exhibits to the Company's Current Report on Form 8-K filed on October 18, 2000, and are incorporated herein by reference.

The Lovito Transaction. In August 2001, the Company completed the sale of 500,000 shares of the Company's common stock in a privately negotiated transaction for a purchase price of $30,000 to investors, Paul, Matthew and Marc Lovito (the "Lovitos"). Pursuant to the Agreement, on September 22, 2001, the Company's current officers and directors, Charles Loccisano, Alan Gottlich, Philip Friedman and Paul Begun, resigned and were replaced by the Lovitos on the board. In addition, on September 26, 2001, Paul Lovito became the Chairman, President and Chief Executive Officer replacing Alan Gottlich and Charles Loccisano. Marc Lovito became Vice President and Secretary replacing Alan Gottlich, and Matthew Lovito became the Company's Treasurer and Chief Financial Officer replacing Alan Gottlich. The purchase price is being held in an escrow account, with Alan S.Gottlich and Charles Loccisano acting as trustees and signatories, with such funds to be released to the Company upon satisfaction of the escrow obligations, which include the satisfaction of the Company's outstanding obligations and the completion of the stock repurchase (described below), if required. The Agreement also provides that within 12 months after the completion of the stock sale transaction, the Lovitos shall cause the Company to make an offer to all holders of the outstanding shares of the Company's common stock to repurchase their shares at a price of $0.20 per share through a tender offer provided the market bid price of the Company's common stock is not greater than $0.20 per share for any consecutive 30-day period during the one-year period following the closing of the previously described stock sale transaction. As a result, no assurance can be given that the repurchase will be commenced or that the repurchase will occur on the terms described herein. If the foregoing offer to shareholders is required and the Lovitos do not fulfill their obligations in connection therewith, the Agreement provides that the Lovitos shall take all actions necessary to add four new members to the Board selected by Messrs. Loccisano and Gottlich. The Agreement also provides that each of Messrs. Loccisano and Gottlich has the right to require the Lovitos to purchase or the Company to repurchase up to one-half of their Paramark shares (the "Loccisano/Gottlich Sale Offer") on the 60th day after the earlier of: (i) the completion of a 30 consecutive trading day period where the Company's common stock had a bid price of $0.20 per share or higher during the one year period following the consummation of the Stock Sale Transaction; or (ii) the completion of the Company's repurchase, described above. The purchase price paid by the Company or the Lovitos for the Loccisano and Gottlich shares will be $0.20 per share. At August 20, 2001, Messrs. Gottlich and Loccisano beneficially owned 1,431,924 and 187,339 shares, respectively, of the Company's common stock. The proposed payments to Messrs. Gottlich and Loccisano upon the sale of their shares are subject to a guarantee agreement entered into between the Lovitos and Messrs. Gottlich and Loccisano. Under the terms of the Lovito Guarantee Agreement, the Lovitos, jointly and severally, guarantee the fulfillment of the obligations defined in the Lovito Guarantee. Under the terms of the Agreement, Messrs. Gottlich and Loccisano agreed not to tender any shares during the Company's repurchase, if commenced. In addition, under the terms of the agreement, Messrs. Gottlich and Loccisano agreed not to tender any shares during the Company's repurchase, if commenced or otherwise sell their shares except pursuant to the Loccisano/Gottlich Sale Offer for a specified period. In consideration of this restriction, the Lovitos agreed to pay Messrs. Loccisano and Gottlich an aggregate fee of $66,000 payable in 12 monthly installments. The Agreement provides for the establishment of an escrow account which shall be used to fund certain expenses of the Company existing prior to the stock sale transaction including, amounts due to Messrs Loccisano and Gottlich pursuant to their employment agreements, director and officer insurance premiums and outstanding trade obligations and legal fees of the Company and Messrs. Loccisano and Gottlich resulting from the Pensabene litigation. The obligations of the Company under the Agreement are also secured by an Agreement between the

Lovitos and Messrs. Loccisano and Gottlich which provides that Messrs. Loccisano and Gottlich may designate four new board members if the Lovitos fail to fulfill their obligations under the Agreement and the Lovitos agree to take all corporate action necessary to add such individuals to the board. As part of these transactions, the Lovitos agreed to enter into consulting agreements with each of Messrs. Gottlich and Loccisano which require Messrs. Loccisano and Gottlich to consult with the Lovitos on the operations of a public company and related matters in exchange for the payment of $24,000 payable in 12 equal monthly installments. Pursuant to the terms of the Agreement, the Lovitos also agreed to take action to cause the Company to register the Loccisano and Gottlich shares for resale pursuant to the applicable requirements of the SEC. The Agreement also provides that the Company's obligations to Messrs. Loccisano and Gottlich pursuant to their employment agreements shall be secured by the assignment of payments from the Rich Products Asset Purchase Agreement. As a result of the Company entering into the above-described Agreement, the Board of Directors unanimously approved the termination of the proposed Plan of Liquidation previously approved by stockholders at the Company's Annual Meeting held on December 15, 2000, effective upon the consummation of the share purchase transaction.

The Company will seek to become a diversified holding company with a primary focus on providing corporate financial consulting services to various business entities and the acquisition, management, sale and lease of real estate. The Company will also seek to enhance shareholder value through the acquisition of various private companies.

Plan of Liquidation. The Company's shareholders approved a plan of liquidation on December 15, 2000 pursuant to which the Company would distribute all remaining net proceeds from the Rich Products transaction and the Brooks Street transaction to its shareholders over a period of four (4) years . As a result of the Company entering into the above-described Agreement with the Lovitos (See "Lovito Transaction"), the Board of Directors unanimously approved the termination of the proposed Plan of Liquidation previously approved by stockholders at the Company's Annual Meeting held on December 15, 2000, effective upon the consummation of the share purchase transaction.

LBI Properties, Inc. Transaction. In December 2001, the Company entered into an Acquisition Agreement with LBI Properties, Inc., a Florida corporation, and the shareholders of LBI Properties. The shareholders of LBI Properties include the Company's Chairman, President and CEO Paul F. Lovito,Jr., the Company's CFO and Treasurer Matthew J. Lovito and the Company's Vice President and Director Marc
A. Lovito, officers and directors of the Company. Pursuant to the Acquisition Agreement, the Company effected the stock exchange at the rate of 1:5. The Company acquired all of the issued and outstanding shares of the Common Stock of LBI Properties in exchange for the issuance of 19,974,298 shares of the Common Stock of the Company to be delivered to the LBI Properties shareholders on a pro-rata basis. This acquisition closed on January 8, 2002. LBI Properties is an early stage real estate holding company. LBI Properties currently owns a residential lot in Cape Coral, Florida, and has identified two additional residential lots that it intends to acquire in the near future. In addition to the foregoing, LBI Properties is seeking acquisitions in the following areas: income producing commercial and residential properties, residential development projects, leisure and destination properties, and real estate service operations.

LBI E Web Communities, Inc. Transaction. In December 2001, the Company entered into a Stock Acquisition Agreement with the Company's Chairman, President and CEO Paul F. Lovito, Jr., the Company's CFO and Treasurer Matthew J. Lovito, Company's Vice President and Director Marc A. Lovito, Darrin Lovito and LBI Capital Partners, L.P., a limited partnership in which the Company's Chairman, President and CEO is a general partner, as shareholders of LBI E Web Communities, Inc., a Florida corporation. Pursuant to the Stock Agreement, the Company effected the stock exchange at the rate of 1:3. The Company acquired all of the issued and outstanding shares of the Common Stock of LBI E Web in exchange for the issuance of 19,800,000 shares of the Common Stock of the Company to be delivered to the LBI E Web shareholders on a pro-rata basis. This acquisition closed on January 8, 2002. LBI E Web is an Internet related holding company that currently owns the following five domain names:
FinanceItOnTheWeb.com (a financial services directory site), Brassbulls.com (a public relations and financial information site), MyEnumber.com (an online address book and one stop Rolodex), Homewaiter.com (a food delivery and information site), and Mimesaro.com (a Spanish food delivery and information site). Brassbulls.com and MyEnumber.com websites are in the final phases of construction while the development of the other listed websites will commence shortly. LBI E Web plans to create a network of self-developed websites covering a diverse universe of subjects.

Raptor Merger Transaction. In December 2001., current management and the majority shareholders approved and effected a corporate reorganization, the principal feature of which was to transfer the Company's legal domicile from Delaware to Florida pursuant to an Agreement and Plan of Merger between the Company and its wholly-owned subsidiary, Raptor Investments, Inc., a Florida corporation, wherein the Florida corporation was the surviving corporation.

The foregoing summaries of the Lovitos Agreement, the LBI Properties, Inc. Agreement, the LBI E Web Agreement and the Raptor Merger are only a brief description of the agreements and are qualified in their entirety by the detailed provisions of the agreements which were filed as exhibits to the Company's Current Report on Form 8-K filed on August 23, 2001 (Lovitos Transaction), Schedule 14C filed on December 3, 2001(Raptor Merger) and Form 8-K filed on January 7, 2002 (LBI Properties, Inc. and LBI E Web Communities, Inc. Transaction) are incorporated herein by reference.

                                  Risk Factors

In addition to the other information in this report, the following information should be considered carefully by investors in evaluating the Company and its business.

(a) History of Operating Losses; Operating Cash Flow Deficit. The Company has had net operating losses since 1988. For the fiscal year ended December 31, 2001, the Company's net operating loss on a going concern basis was $560,478. The Company has been and is currently experiencing an operating cash flow deficit primarily because its current expenses exceed its current revenues. There can be no assurance that the Company will achieve profitable operations and a positive cash flow. See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

(b) Lack of Liquidity; Volatility of Market Price of Common Stock. The Common Stock of the Company was delisted from the Nasdaq SmallCap Market on January 7, 1998 and is presently quoted and traded on the OTC Bulletin Board. As a result, the purchaser of the Company's securities may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Common Stock. Consequently, there can be no assurance that an active and liquid market for the Common Stock or the uniform quotation of prices for the Common Stock can be sustained. The market price for the Company's Common Stock may also be significantly affected by such factors as the introduction of new products by the Company or its competitors. Additionally, in recent years, the stock market has experienced a high level of price and volume volatility, and market prices for many companies, particularly small and emerging growth companies, the securities of which trade in the over-the-counter market, have experienced wide price fluctuations not necessarily related to the operating performance of such companies. The market price and liquidity of the Company's Common Stock may also be significantly affected by the general business condition of the Company.

As a result of the delisting of the Company's securities from the Nasdaq SmallCap Market, sales of the Company's securities are within the scope of Securities and Exchange Commission rules that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other that their established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by that rule, the broker-dealer must make a special suitability determination with respect to each purchaser, and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of current shareholders to sell their securities in the secondary market. There can be no assurance that trading of the Company's securities will not be adversely affected by the Company's failure to comply with these or other regulations that could adversely effect the market for such securities.

(c) Effect of Penny Stock Rules on Liquidity for the Company's Securities. The Securities and Exchange Commission (the Commission) regulations define a penny stock to be an equity security not registered on a national securities exchange, or for which quotation information is disseminated on the Nasdaq SmallCap Market that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to a transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

(e) Control by Directors and Executive Officers. The directors, executive officers and their affiliates own approximately 75.92% of the Company's outstanding Common Stock and, therefore, are in a position to elect all of the Company's directors who, in turn, elect all of the Company's executive officers. Members of management, if acting in concert, will have sufficient voting power to control the outcome of all corporate matters submitted to the vote of shareholders, including the election of directors, changes in the size and composition of the Board of Directors, mergers, tender offers, and open-market purchase programs that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in several members of management could have the effect of delaying or preventing a change in control of the Company and may effect the market price of the Company's common stock.



ITEM 2. PROPERTIES

The corporate offices of Raptor Investments, Inc. are in Coral Springs, Florida, and consist of approximately 3000 square feet of office space. The office space is currently provided by an affiliated corporation at a cost of $0.



ITEM 3. LEGAL PROCEEDINGS

In November 1998, the Company filed a civil action against Sweet Goods LLC, Gary Kleinman and Robert Statman (the Defendants) in the Superior Court of New Jersey. The claim is for the collection of invoices aggregating approximately $115,000 representing the value of certain baked goods delivered to the Defendants. On July 12, 2000 the Company obtained a judgment against Sweet Goods LLC, Gary Kleinman and Robert Statman. The Company is currently pursuing collection activities against the Defendants, however one of the defendants Gary Kleinman has filed a voluntary petition for bankruptcy.

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

In January 2001, the Company and certain of its officers were named as a defendant in a civil action filed by Pensabene International, Inc. (the Plaintiff) in the Superior Court for the State of California. The claim is for damages for misappropriation of trade secrets, trade libel, breach of confidentiality, breach of fiduciary duty, tortuous interference with economic relations, breach of contract, common law palming off, unfair business practices and a violation of state antitrust laws. This action arose resulted from the Company's employment of Kandy Konn, a former employee and consultant of the Plaintiff. On February 8, 2002 the Company and certain of its officers received a jury verdict in favor of all defendants on all claims.

In addition, the Company from time to time has been involved in routine litigation, including litigation with various vendors and creditors. None of these litigation matters in which the Company has been involved is material to its financial condition or results of operations.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company's Common Stock is currently traded on the OTC Bulletin Board (OTC) under the symbol RAPT. Prior to November 1, 2001, the Company's Common Stock was traded on the OTC Bulletin Board (OTC) under the symbol TJCI.

The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by OTC Bulletin Board for the twelve months ended December 31, 2000 and December 31, 2001. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

                                         High                Low
                                        --------------------------
Quarters Ending:
----------------
March 31, 2000 ......................    $.50              $.1875
June 30, 2000 .......................     .3125              .125
September 30, 2000 ..................     .125               .08
December 31, 2000 ...................     .08               .0625

Quarters Ending:
----------------
March 31, 2001 ......................    $.10              $ .035
June 30, 2001 .......................     .12                 .03
September 30, 2001 ..................     .15                 .09
December 31, 2001 ...................     .12                 .07



The approximate number of stockholders of the Common Stock of record at December 31, 2001 was approximately 76, not including beneficial owners whose shares are held by banks, brokers and other nominees, which was estimated to be 385 at December 31, 2001.

The Company has not paid any dividends in the past. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors.

SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the Company's fiscal years ended December 31, 1999, 2000 and 2001:

1. In 1999, the Company authorized the issuance of 19,500 shares of the Company's Common Stock to Gelt Financial Corporation. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a working capital line of credit. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

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

5. In 2001, the Company sold 500,000 shares of the Company's Common Stock to Paul Lovito, Matthew Lovito and Marc Lovito for a total of $30,000. These shares were sold without an underwriter or placement agent. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Except for historical information contained herein, certain statements herein are forward-looking statements that are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995.

Forward-looking statements involve estimates of the Company's financial position, business strategy and other plans and objectives future operations. Although the Company believes that these expectations are reasonable, there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected effects on its business or operations.

PLAN OF OPERATION

The Company's operations for 2001 consisted of "winding down" the Company's previous operations. In September of 2001 the Company changed management and the focus of the Company's operations. During 2001 the Company pursued business consulting contracts from publicly traded and privately held companies. The Company plans to provide consultation in various areas including: mergers and acquisitions; venture capital; public relations; restructuring and financing. As of December 2001 the Company had been unable to secure any contracts. The Company plans to market its services to publicly traded and privately held companies through referrals and advertising in various business publications.

In addition to its consulting services, the Company plans to develop the Company into a holding company through the acquisition of various business operations. In March 2002 the Company entered into a Letter of Intent to acquire a wholesale produce distribution company. The Company is currently seeking capital to complete this acquisition and to date has been unable to procure financing. Due to the Company's lack of capital, there can be no assurances that it will be able to complete the acquisition of the wholesale produce distribution company.

In December 2001, the Company entered into an agreement to acquire LBI Properties, Inc. LBI Properties is an early stage real estate holding company. LBI Properties currently owns a residential lot in Cape Coral, Florida, and has identified two additional residential lots that it intends to acquire in the near future. In addition to the foregoing, LBI Properties is seeking acquisitions in the following areas: income producing commercial and residential properties, residential development projects, leisure and destination properties, and real estate service operations. The Company plans to fund the acquisition of real estate through mortgage financing, seller financing and the issuance of its stock.

In addition to the agreement to acquire LBI Properties, the Company entered into an agreement in December 2001 to acquire LBI E Web Communities, Inc. LBI E Web is an Internet related holding company that currently owns the following five domain names: FinanceItOnTheWeb.com (a financial services directory site), Brassbulls.com (a public relations and financial information site), MyEnumber.com (an online address book and one stop Rolodex), Homewaiter.com (a food delivery and information site), and Mimesaro.com (a Spanish food delivery and information site). Brassbulls.com and MyEnumber.com websites are in the final phases of construction while the development of the other listed websites will commence shortly. LBI E Web plans to create a network of self-developed websites covering a diverse universe of subjects. The development of these websites is currently being funded by the Company's Chairman, President and CEO until such time as the Company is able to secure adequate capital.

RESULTS OF OPERATIONS.

From inception to December 2000, the Company was engaged in the wholesale bakery business. In December 2000, the Company entered into an asset purchase agreement with Rich Products Manufacturing Corporation (Rich Products) through which the Company sold to Rich Products a majority of the assets comprising its bakery operations in El Cajon, California. The Rich Products agreement provided for a purchase price aggregating $2,182,750 inclusive of a payment for inventory. The aggregate purchase price will be paid as follows: $193,950 on October 16, 2000, $1,000,000 on December 15, 2000, and $1,000,000 payable in semiannual installments over a period of four (4) years. Rich Products is also assuming approximately $285,000 in equipment lease related debt.

Since December 2000, the Company has been "unwinding" the previous operations, defending any outstanding litigation and resolving any outstanding debts.

Revenues for the fiscal year ended December 31, 2001 decreased to $71,348, from $5,454,685 in revenues for 2000. This decrease in revenues was a result of the sale of the majority of the Company's assets to Rich Products in December 2000. Our operating loss decreased to $560,478 in 2001 as compared to $1,169,003 in 2000 as a result of a decrease in selling, general and administrative expenses from $1,916,631 for 2000 to $142,234 in 2001.

The Company's decrease in revenues and net loss are a direct result of its sale of its assets and bakery operations to Rich Products in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, the Company had a stockholder's deficit of $162,450. As of December 2001 the Company also incurred losses of $560,478. The Company plans to decrease this deficit and reduce losses by retaining business consulting clients in the private and public sector. In addition, the Company plans to seek the acquisition of income producing assets in exchange for its securities.

The Company currently has very restricted liquidity. As a result of the sale of the Company's assets to Rich Products, the Company has a note receivable of $684,951. This note is currently being used to defend pending litigations, settle past debts and to satisfy former management's employment agreements.

Unless and until the Company successfully obtains consulting clients and/or acquires revenue producing assets, it will use its equity and the resources of its CEO, Paul Lovito, to finance its operations. However, no assurances can be provided that the Company will be successful in acquiring assets, whether revenue-producing or otherwise, or that Mr. Lovito will continue to assist in financing the Company's operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 13(a)(1) in Part IV.

ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 4, 2002 the Company dismissed Amper, Politziner & Mattia ("AP&M)") as its independent auditors. Such dismissal was approved by the Company's Board of Directors. AP&M's report upon the Company's financial statements for its fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to audit scope or accounting principles. The report was prepared assuming that the Company will continue as a going concern. During the Company's fiscal years ended December 31, 2000 and 1999 to the date of AP&M's dismissal (the "Interim Period"): (i) there were no disagreements (of the nature contemplated by Item 304 (a) (1) (iv) of Regulation S-K ("Disagreements") between the Company and
AP & M; and (ii) there were no reportable events of the nature contemplated by
Item 304(a) (2) (i) - (ii) of Regulation S-K.

On March 6, 2002 the Company engaged Weinberg & Co. ("WC") as its independent public accountants for the Company's fiscal year ended December 31, 2001. During the Company's two fiscal years ended December 31, 2000, the Interim Period and the Second Interim Period, the Company did not consult with WC with respect to any of the matters contemplated by Item 304 (a) (2) (i) - (ii) of Regulation S-K.




                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers and directors are as follows:



==============================================================================
Name                   Age    Position with the Company       Director Since
------------------------------------------------------------------------------
Paul F. Lovito Jr.     33     Chairman, President ,Chief         2001
                              Executive Officer
                              and Director
------------------------------------------------------------------------------
Matthew J. Lovito      29     Chief Financial Officer,           2001
                              Treasurer and Director
------------------------------------------------------------------------------
Marc A. Lovito         26     Vice President and                 2001
                              Director
------------------------------------------------------------------------------
==============================================================================

Paul F. Lovito Jr. has been the Chairman, President, Chief Executive Officer and Director of the Company since September 2001. Mr. Lovito has been President and Chairman of LBI Group, Inc., a business consulting company, since June 1994. Mr. Lovito is Chairman and Chief Executive Officer of LBI Properties, Inc., a development stage real estate holding company, a position he has held since February 1998. He also serves as Chairman of LBI E Web Communities, Inc., an internet holding company, a position he had held since June 2000. Mr. Lovito has been the Chairman and President of LBI Asset Management, LP, a Delaware partnership, which provides management, services to the related companies, a position he had held since July 1998. Mr. Lovito is also the general partner in LBI Capital Partners, LP, a hedge fund, a position he has held since July 1998. All of the foregoing entities are located in Coral Springs, Florida.

Matthew J. Lovito has been the Chief Financial Officer, Treasurer and Director of the Company since September 2001. He has been a Vice President with LBI Group, Inc. since June 1994. In addition, Mr. Lovito is a Vice President of LBI Properties, Inc. and LBI E Web Communities, Inc., positions he has held since February 1998 and June 2000. Mr. Lovito is also a partner in LBI Asset Management LP and LBI Capital Partners LP, positions he has held since July 1998.

Marc A. Lovito has been a Vice President and Director of the Company since September 2001. He has been a Vice President with LBI Group, Inc., since June 1994. Mr. Lovito is President of LBI Properties, Inc., a position he has held since February 1998, and Vice President of LBI E Web Communities, Inc. Mr. Lovito is also a partner in LBI Asset Management LP and LBI Capital Partners LP, positions he has held since July 1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act (Section 16(a)) requires the Company's directors, executive officers, and persons who own more than 10% of a registered class of the company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer and each other officer who made in excess of $100,000 (salary plus bonuses) (the Named Officers) for the fiscal years ended December 31, 2001, 2000 and 1999. No other executive officers of the Company who were serving as such at the end of such fiscal years received salary and bonus in excess of $100,000.



                                                                             Long Term Compensation Awards

                                          Annual Compensation            Other
Name and Principal                                                       Annual            Securities
Position                     Year       Salary           Bonus           Comp.(1)       Underlying Options

Paul Lovito,                 2001         $0              $0              $0                  -0-
Chairman, President and
Chief Executive Officer

Matthew Lovito,              2001         $0              $0              $0                  -0-
Chief Financial Officer
and Treasurer

Marc Lovito,                 2001         $0              $0              $0                  -0-
Vice President

Charles Loccisano,           2001     $ 17,917              $0          $ 1,000 (1)            -0-
Former Chairman, and Chief   2000      237,070 (2)           0           12,000                -0-
Executive Officer            1999      193,678               0           12,000                -0-

Alan Gottlich,               2001     $ 12,798              $0         $  1,000  (1)           -0-
Former President and Chief   2000      168,305 (3)           0            9,000                -0-
Financial Officer            1999      138,342               0            9,000                -0-


          (1)  These amounts represent reimbursable automobile expenses.

          (2) $49,091 of this amount represents salary accruals from 1999 paid during 2000.

          (3) $3,173 of this amount represents salary accruals from 1999 paid during 2000.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

No options were granted under the Company's option plan during the year ended December 31, 2001.

TERMINATION OF EMPLOYMENT AGREEMENTS

In October 1997, the Company entered into an employment agreement with Charles Loccisano, the Company's Former Chairman, Chief Executive Officer and Director, which employment agreements current term expires on October 1, 2003, and requires severance payments in the event of termination without cause equal to two times Mr. Loccisano's base salary plus one-half of the aggregate bonuses paid over the previous three fiscal years. In September 2000, the Board of Directors approved the termination of Mr. Loccisano's Employment Agreement as of January 31, 2001 upon terms providing Mr. Loccisano compensation equal to one-half the contractual obligations under the employment agreement, or $276,622 (the contractual obligation in the employment agreement is $553,244) to be paid in equal quarterly installments over a period of four years. These payments will be paid out of the proceeds received from the Rich Products Transaction.

In October 1997, the Company also entered into an employment agreement with Alan Gottlich , the Company's Former President, Chief Financial Officer and Director, which employment agreements current term expires on October 1, 2003, and requires severance payments in the event of termination without cause equal to two times Mr. Gottlich's base salary plus one-half of the aggregate bonuses paid over the previous three fiscal years. In September 2000, the Board of Directors approved the termination of Mr. Gottlich's Employment Agreement as of January 31, 2001 upon terms providing Mr. Gottlich compensation equal to one-half the contractual obligations under the employment agreement, or $188,224 (the contractual obligation in the employment agreement is $376,447) to be paid in equal quarterly installments over a period of four years. These payments will be paid out of the proceeds received from the Rich Products Transaction.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 11, 2002 as to the beneficial ownership of Common Stock (including shares which may be acquired within sixty days pursuant to stock options) of each director of the Company and the executive officers of the Company listed in the Summary Compensation Table below, all directors and executive officers as a group and persons known by the Company to beneficially own more than 5% of the Common Stock. Except as set forth below, no person beneficially owns more than 5% of the Common Stock.




                                      Number of Shares
  Name and Address of                 of Common Stock              Percent
  Beneficial Owner (1)                Beneficially Owned (2)  Beneficially Owned
  --------------------                ----------------------  ------------------
      Paul Lovito (1)                    27,959,600               63.71%
      LBI Capital Partners, LP            7,900,000               18.00%
      LBI Holdings, Inc.                  3,420,000                7.79%
      Matthew Lovito (2)                  2,780,000                6.33%
      Marc Lovito (3)                     2,578,000                5.87%
      Darrin Lovito                       2,402,000                5.47%

      All directors and executive
      officers as a group (3 persons)    33,317,600               75.92%


(1) Includes 23,600 shares held by Mr. Lovito's daughter, 6,000 shares held by a partnership in which Mr. Lovito is a general partner with sole voting and dispositive power over the Raptor shares, 3,420,000 shares held by LBI Holdings, Inc., a corporation wholly owned by Mr. Lovito, and 7,900,000 shares held by LBI Capital Partners, LP, a limited partnership in which Mr. Lovito is a general partner with sole voting and dispositive power over the Raptor shares. Mr. Lovito expressly disclaims beneficial ownership of shares held by his brothers.
(2) Mr. Lovito expressly disclaims beneficial ownership of shares held by his brothers.
(3) Mr. Lovito expressly disclaims beneficial ownership of shares held by his brothers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

POLICY FOR RELATED PARTY TRANSACTIONS

The Company believes that all transactions with officers, directors, or affiliates to date are on terms no less favorable than those available from unaffiliated third parties.

In August 2000, Charles Loccisano, the Company's Former Chairman and Chief Executive Officer, provided the Company with a loan of $150,000. The loan provided for a term of one year and provided for interest in the amount of 5% per annum. The Company granted Mr. Loccisano 50,000 unregistered shares of common stock as additional consideration for providing this loan. This loan was repaid in full out of the proceeds of a loan with Gelt Financial Corporation in September 2000.

In September 2000, Charles Loccisano, the Company's Former Chairman and Chief Executive Officer, provided the Company with a credit line in the amount of $150,000. The credit line provided for a term of one year and provided for interest in the amount of 5% per annum. The Company granted Mr. Loccisano 150,000 unregistered shares of common stock as additional consideration for providing this loan. The terms of this credit line provide that the balance of this loan ($75,000 as of September 31, 2000) will be repaid in full out of the proceeds of the Rich Products Transaction. This loan has been repaid in full from the proceeds of the Rich Products Transaction.

CONSULTING AGREEMENTS ARISING OUT OF THE RICH PRODUCTS TRANSACTION

Pursuant to the terms of the Rich Products Asset Purchase Agreement, Charles N. Loccisano, the Former Chairman, Chief Executive Officer and Director of the Company, entered into a consulting agreement with Rich Products requiring Mr. Loccisano to be available to render consulting services as needed by Rich Products for a period of four (4) years following the Closing. The compensation to Mr. Loccisano pursuant to this agreement is $50,000 per annum for a period of four (4) years.

Pursuant to the terms of the Rich Products Asset Purchase Agreement, Alan S. Gottlich, the Former President, Chief Financial Officer and Director of the Company, entered into a consulting agreement with Rich Products requiring Mr. Gottlich to be available to render consulting services as needed by Rich Products for a period of four (4) years following the Closing. The compensation to Mr. Gottlich pursuant to this agreement is $30,000 per annum for a period of four (4) years.

TERMINATION OF EMPLOYMENT AGREEMENTS

Prior to, and unrelated to the Transactions, the Company entered into an employment agreement with Charles Loccisano, the Company's Former Chairman, Chief Executive Officer and Director dated October 1, 1997, which employment agreements current term expires on October 1, 2003, and requires severance payments in the event of termination without cause equal to two times Mr. Loccisano's base salary plus one-half of the aggregate bonuses paid over the previous three fiscal years. In September 2000, the Board of Directors approved the termination of Mr. Loccisano's Employment Agreement as of January 31, 2001 upon terms providing Mr. Loccisano compensation equal to one-half the contractual obligations under the employment agreement, or $276,622 (the contractual obligation in the employment agreement is $553,244) to be paid in equal quarterly installments over a period of four years. These payments will be paid out of the proceeds received from the Rich Products Transaction.

Prior to, and unrelated to the Transactions, the Company also entered into an employment agreement with Alan Gottlich , the Company's Former President, Chief Financial Officer and Director dated October 1, 1997, which employment agreements current term expires on October 1, 2003, and requires severance payments in the event of termination without cause equal to two times Mr. Gottlich's base salary plus one-half of the aggregate bonuses paid over the previous three fiscal years. In September 2000, the Board of Directors approved the termination of Mr. Gottlich's Employment Agreement as of January 31, 2001 upon terms providing Mr. Gottlich compensation equal to one-half the contractual obligations under the employment agreement, or $188,224 (the contractual obligation in the employment agreement is $376,447) to be paid in equal quarterly installments over a period of four years. These payments will be paid out of the proceeds received from the Rich Products Transaction.

THE LOVITO TRANSACTION

In August 2001, the Company completed the sale of 500,000 shares of the Company's common stock in a privately negotiated transaction for a purchase price of $30,000 to investors, Paul, Matthew and Marc Lovito (the "Lovitos"). Pursuant to the Agreement, on September 22, 2001, the Company's current officers and directors, Charles Loccisano, Alan Gottlich, Philip Friedman and Paul Begun, resigned and were replaced by the Lovitos on the board. In addition, on September 26, 2001, Paul Lovito became the Chairman, President and Chief Executive Officer replacing Alan Gottlich and Charles Loccisano. Marc Lovito became Vice President and Secretary replacing Alan Gottlich, and Matthew Lovito became the Company's Treasurer and Chief Financial Officer replacing Alan Gottlich. The purchase price is being held in an escrow account, with Alan S.Gottlich and Charles Loccisano acting as trustees and signatories, with such funds to be released to the Company upon satisfaction of the escrow obligations, which include the satisfaction of the Company's outstanding obligations and the completion of the stock repurchase (described below), if required. The Agreement also provides that within 12 months after the completion of the stock sale transaction, the Lovitos shall cause the Company to make an offer to all holders of the outstanding shares of the Company's common stock to repurchase their shares at a price of $0.20 per share through a tender offer provided the market bid price of the Company's common stock is not greater than $0.20 per share for any consecutive 30 day period during the one year period following the closing of the previously described stock sale transaction. As a result, no assurance can be given that the repurchase will be commenced or that the repurchase will occur on the terms described herein. If the foregoing offer to shareholders is required and the Lovitos do not fulfill their obligations in connection therewith, the Agreement provides that the Lovitos shall take all actions necessary to add four new members to the Board selected by Messrs. Loccisano and Gottlich. The Agreement also provides that each of Messrs. Loccisano and Gottlich has the right to require the Lovitos to purchase or the Company to repurchase up to one-half of their Paramark shares (the "Loccisano/Gottlich Sale Offer") on the 60th day after the earlier of: (i) the completion of a 30 consecutive trading day period where the Company's common stock had a bid price of $0.20 per share or higher during the one year period following the consummation of the Stock Sale Transaction; or (ii) the completion of the Company's repurchase, described above. The purchase price paid by the Company or the Lovitos for the Loccisano and Gottlich shares will be $0.20 per share. At August 20, 2001, Messrs. Gottlich and Loccisano beneficially owned 1,431,924 and 187,339 shares, respectively, of the Company's common stock. The proposed payments to Messrs. Gottlich and Loccisano upon the sale of their shares are subject to a guarantee agreement entered into between the Lovitos and Messrs. Gottlich and Loccisano. Under the terms of the Lovito Guarantee Agreement, the Lovitos, jointly and severally, guarantee the fulfillment of the obligations defined in the Lovito Guarantee. Under the terms of the Agreement, Messrs. Gottlich and Loccisano agreed not to tender any shares during the Company's repurchase, if commenced. In addition, under the terms of the agreement, Messrs. Gottlich and Loccisano agreed not to tender any shares during the Company's repurchase, if commenced or otherwise sell their shares except pursuant to the Loccisano/Gottlich Sale Offer for a specified period. In consideration of this restriction, the Lovitos agreed to pay Messrs. Loccisano and Gottlich an aggregate fee of $66,000 payable in 12 monthly installments. The Agreement provides for the establishment of an escrow account which shall be used to fund certain expenses of the Company existing prior to the stock sale transaction including, amounts due to Messrs Loccisano and Gottlich pursuant to their employment agreements, director and officer insurance premiums and outstanding trade obligations and legal fees of the Company and Messrs. Loccisano and Gottlich resulting from the Pensabene litigation. The obligations of the Company under the Agreement are also secured by an Agreement between the Lovitos and Messrs. Loccisano and Gottlich which provides that Messrs. Loccisano and Gottlich may designate four new board members if the Lovitos fail to fulfill their obligations under the Agreement and the Lovitos agree to take all corporate action necessary to add such individuals to the board. As part of these transactions, the Lovitos agreed to enter into consulting agreements with each of Messrs. Gottlich and Loccisano which require Messrs. Loccisano and Gottlich to consult with the Lovitos on the operations of a public company and related matters in exchange for the payment of $24,000 payable in 12 equal monthly installments. Pursuant to the terms of the Agreement, the Lovitos also agreed to take action to cause the Company to register the Loccisano and Gottlich shares for resale pursuant to the applicable requirements of the SEC. The Agreement also provides that the Company's obligations to Messrs. Loccisano and Gottlich pursuant to their employment agreements shall be secured by the assignment of payments from the Rich Products Asset Purchase Agreement. As a result of the Company entering into the above-described Agreement, the Board of Directors unanimously approved the termination of the proposed Plan of Liquidation previously approved by stockholders at the Company's Annual Meeting held on December 15, 2000, effective upon the consummation of the share purchase transaction.

LBI PROPERTIES, INC. TRANSACTION

In December 2001, the Company entered into an Acquisition Agreement with LBI Properties, Inc., a Florida corporation, and the shareholders of LBI Properties. The shareholders of LBI Properties include the Company's Chairman, President and CEO Paul F. Lovito,Jr., the Company's CFO and Treasurer Matthew J. Lovito and the Company's Vice President and Director Marc A. Lovito, officers and directors of the Company. Pursuant to the Acquisition Agreement, the Company effected the stock exchange at the rate of 1:5. The Company acquired all of the issued and outstanding shares of the Common Stock of LBI Properties in exchange for the issuance of 19,974,298 shares of the Common Stock of the Company to be delivered to the LBI Properties shareholders on a pro-rata basis. This acquisition closed on January 8, 2002.

LBI E WEB COMMUNITIES, INC. TRANSACTION

In December 2001, the Company entered into a Stock Acquisition Agreement with the Company's Chairman, President and CEO Paul F. Lovito, Jr., the Company's CFO and Treasurer Matthew J. Lovito, Company's Vice President and Director Marc A. Lovito, Darrin Lovito and LBI Capital Partners, L.P., a limited partnership in which the Company's Chairman, President and CEO is a general partner, as shareholders of LBI E Web Communities, Inc., a Florida corporation. Pursuant to the Stock Agreement, the Company effected the stock exchange at the rate of 1:3. The Company acquired all of the issued and outstanding shares of the Common Stock of LBI E Web in exchange for the issuance of 19,800,000 shares of the Common Stock of the Company to be delivered to the LBI E Web shareholders on a pro-rata basis. This acquisition closed on January 8, 2002.


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

         Financial Statements Prior to Adoption of
               Plan of Liquidation                                     F-4 - F-5

         Consolidated Statements of Cash Flows                               F-6

         Consolidated Statement of Stockholders' Equity                      F-7

         Notes to Consolidated Financial Statements                   F-8 - F-13

                            RAPTOR INVESTMENTS, INC.
                              FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2001

                            RAPTOR INVESTMENTS, INC.



                                    CONTENTS


PAGE        1     INDEPENDENT AUDITORS' REPORT

PAGE        2     BALANCE SHEET AS OF DECEMBER 31, 2001

PAGE        3     STATEMENT OF NET ASSETS IN LIQUIDATION DECEMBER 31, 2000

PAGE        4     STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

PAGE        5     STATEMENT OF CHANGES IN NET ASSETS FOR THE PERIOD FROM
                  OCTOBER 1, 2000 TO DECEMBER 31, 2000

PAGE        6     CONSOLIDATED  STATEMENT OF OPERATIONS (GOING CONCERN BASIS),
                  FOR THE PERIOD FROM JANUARY 1, 2000 TO SEPTEMBER 30, 2000

PAGE        7     STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY FOR THE YEAR
                  ENDED DECEMBER 31, 2001

PAGE        8     STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001

PAGE        9     CONSOLIDATED STATEMENT OF CASH FLOWS (GOING CONCERN BASIS),
                  FOR THE PERIOD FROM JANUARY 1, 2000 TO SEPTEMBER 30, 2000

PAGES    10 - 15  NOTES TO FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Raptor Investments, Inc.

We have audited the accompanying balance sheet of Raptor Investments, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Raptor Investments, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company had a net loss from current operations of $560,478, a negative cash flow from operations of $325,912, a working capital deficiency of $611,050 and a stockholders' deficiency of $162,450. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note
7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 8, 2002



                            RAPTOR INVESTMENTS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS

CURRENT ASSETS
   Cash                                                              $     3,871
   Royalty receivable, net                                                29,280
   Accounts receivable                                                    14,733
   Contract receivable - current portion                                 236,351
   Exchange agreement                                                      3,870
                                                                     -----------
     Total Current Assets                                                288,105

OTHER ASSET
   Contract receivable                                                   448,600
                                                                     -----------

TOTAL ASSETS                                                         $   736,705
                                                                     ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICENCY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                             $   891,155
   Loan payable - related party                                            8,000
                                                                     -----------
     Total Current Liabilities                                           899,155
                                                                     -----------

STOCKHOLDERS' DEFICENCY
   Preferred stock, $.01 par value,
   5,000,000 shares authorized, none issued
   Common stock, $.01 par value, 100,000,000
   shares authorized, 4,113,383 shares issued
   and outstanding                                                        41,135
   Additional paid-in capital                                          6,873,982
   Treasury stock                                                        (39,107)
   Accumulated deficit                                                (7,038,460)
                                                                     -----------

     Total Stockholders' Deficiency                                     (162,450)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICENCY                        $   736,705
                                                                     ===========




                 See accompanying notes to financial statements.



                           PARAMARK ENTERPRISES, INC.
                        (FORMERLY T. J. CINNAMONS, INC.)
                                 AND SUBSIDIARY
                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                DECEMBER 31, 2000











ASSETS

   Cash                                                               $  151,734
   Accounts receivable                                                    47,114
   Other assets                                                           58,676
   Contract receivable                                                   825,000
                                                                      ----------
                                                                       1,082,524
LIABILITIES

   Accounts payable and accrued expenses                                 714,496
                                                                      ----------

NET ASSETS IN LIQUIDATION                                             $  368,028
                                                                       =========




                 See accompanying notes to financial statements.


                            RAPTOR INVESTMENTS, INC.
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001











REVENUE
  Interest                                                          $    70,001
  Royalty                                                                 1,347
                                                                    -----------
       Total Revenue                                                     71,348
                                                                    -----------

OPERATING EXPENSES
  Professional fees                                                     489,592
  Other general and administrative                                      142,234
                                                                    -----------
       Total Operating Expenses                                         631,826
                                                                    -----------

NET LOSS                                                            $  (560,478)
                                                                    ===========

Net loss per common share - basic and diluted                       $     (0.14)
                                                                    ===========

Weighted average number of common shares outstanding -
  basic and diluted                                                   3,868,178
                                                                     ==========


                See accompanying notes to financial statements.



                           PARAMARK ENTERPRISES, INC.
                        (FORMERLY T. J. CINNAMONS, INC.)
                                 AND SUBSIDIARY
                       STATEMENT OF CHANGES IN NET ASSETS
                               (LIQUIDATION BASIS)
          FOR THE PERIOD FROM OCTOBER 1, 2000 AND TO DECEMBER 31, 2000









Stockholders deficit September 30, 2000
  (going concern, historical cost basis of accounting)              $  (136,646)
                                                                    -----------

Gain on sale of net assets on December 19, 2000                       1,220,084

Loss from activities during the "wind down" period
  from October 1, 2000 through December 31, 2000                       (825,890)

Interest and other income                                               110,480
                                                                    -----------

Increase in assets                                                      504,674
                                                                    -----------

Net assets in liquidation at December 31, 2000                      $   368,028
                                                                    ===========

Number of common shares outstanding                                   3,613,383
                                                                    ===========

Net assets in liquidation per common share                          $       .10
                                                                    ===========



                 See accompanying notes to financial statements.
                                        5



                           PARAMARK ENTERPRISES, INC.
                        (FORMERLY T. J. CINNAMONS, INC.)
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)









                                                              Period From January 1,
                                                                     2000 To
                                                                September 30, 2000
                                                              ----------------------

REVENUE                                                             $ 5,454,685

Cost of goods sold                                                    4,650,957
                                                                    -----------

GROSS MARGIN                                                            803,728

Selling, general and administrative expenses                          1,916,631
                                                                    -----------

Loss from operations                                                 (1,112,903)

Other income (expense)
   Other income                                                          52,118
   Interest expense, net                                               (108,218)
                                                                    -----------

NET LOSS                                                            $(1,169,003)
                                                                    ===========

Basic and diluted loss per share                                    $      (.34)
                                                                    ===========

Weighted-average common shares outstanding -
  basic and diluted                                                   3,405,471
                                                                    ===========


                 See accompanying notes to financial statements.



                            RAPTOR INVESTMENTS, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      FOR THE YEAR ENDED DECEMBER 31, 2001









                                           Common Stock        Additional        Treasury Stock
                                                                 Paid-In                                  Accumulated
                                      Shares         Amount      Capital       Shares       Amount         Deficit         Total
                                    ----------------------------------------------------------------------------------------------
Balance January 1, 2001              3,613,383   $    36,135   $ 6,848,982      40,800   $   (39,107)   $(6,477,982)   $   368,028

Issuance of common stock for cash      500,000         5,000        25,000        --            --             --           30,000

Net loss for the year ended
  December 31, 2001                       --            --            --          --            --         (560,478)      (560,478)
                                    ----------   -----------   -----------   ---------   -----------    -----------    -----------

BALANCE,
  DECEMBER 31, 2001                  4,113,383   $    41,135   $ 6,873,982      40,800   $   (39,107)   $(7,038,460)   $  (162,450)
                                    ==========   ===========   ===========   =========   ===========    ===========    ===========



                 See accompanying notes to financial statements.



                            RAPTOR INVESTMENTS, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001






CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                            $(560,478)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                   3,101
    Other current assets                                                 58,676
    Exchange agreement                                                   (3,870)
   Increase (decrease) in:
    Accounts payable                                                    176,659
                                                                      ---------
           Net Cash Used In Operating Activities                       (325,912)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from contract receivable                                     140,049
                                                                      ---------
           Net Cash Provided By Investing Activities                    140,049
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable - related party                              8,000
  Proceeds from sale of common stock                                     30,000
                                                                      ---------
           Net Cash Provided By Financing Activities                     38,000
                                                                      ---------

NET DECREASE IN CASH                                                   (147,863)

CASH - BEGINNING OF YEAR                                                151,734
                                                                      ---------

CASH - END OF YEAR                                                    $   3,871
                                                                      =========


                See accompanying notes to financial statements.



                           PARAMARK ENTERPRISES, INC.
                        (FORMERLY T. J. CINNAMONS, INC.)
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (GOING CONCERN BASIS)



                                                               Period From January 1,
                                                                      2000 To
                                                                 September 30, 2000
                                                               ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(1,169,003)
  Adjustment to reconcile net loss to
    net cash from operating activities
   Depreciation and amortization                                        151,392
   Non-cash interest expense                                             29,149
   Provision for doubtful accounts                                         --
   Provision for inventory obsolescence                                  62,908
   Gain from forgiveness of debt                                        (52,118)
  (Increase) decrease in
   Accounts receivable                                                 (269,388)
   Inventories                                                          (25,805)
   Prepaid expenses and other current assets                             49,866
  Increase (decrease) in
   Accounts payable and accrued expenses                                508,920
                                                                    -----------
         Net Cash Used In Operating Activities                      $  (714,079)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (207,264)
  Proceeds from note receivable                                         375,000
                                                                    -----------
         Net Cash Provided By Investing Activities                      167,736
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from financing                                               434,185
  Principal payments of notes payable                                   (49,233)
                                                                    -----------
           Net Cash Provided By Financing Activities                    384,952
                                                                    -----------

NET DECREASE IN CASH                                                   (161,391)

CASH - BEGINNING OF PERIOD                                              195,977
                                                                    -----------

CASH - END OF PERIOD                                                $    34,586
                                                                    ===========


                 See accompanying notes to financial statements.
                                        9

                            RAPTOR INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

         (A) ORGANIZATION

         Raptor Investments, Inc. formerly Paramark Enterprises, Inc. (Delaware), a Delaware corporation was merged with and into Raptor Investments, Inc., a Florida corporation (the "Company") on December 24, 2001. Upon completion of the merger, the Delaware corporation ceased existence as of the date of the merger and the Company became the reporting entity.

         (B) BASIS OF PRESENTATION

         In 2001, as a result of the merger, the Company's plan of liquidation was abandoned and their financial statements as of and for the year ended December 31, 2001 have been presented on the accrual basis in conformity with accounting principles generally accepted in the United States of America (See Note 7 for going concern uncertainty).

         For the period through September 30, 2000, Paramark Enterprises, Inc financial statements were prepared on a going concern basis. As a result of the sale of substantially all of Paramark Enterprises, Inc (Delaware) assets to Rich Products and Brooks Street (See Note 2) and the plan of complete liquidation and dissolution, the Delaware company changed its basis of accounting from the going concern basis to the liquidation basis in accordance with generally accepted accounting principles, effective October 1, 2000. This basis of accounting is considered appropriate when, among other things, liquidation of a company appears imminent and the net realizable value of its assets are reasonably determinable. Consequently, assets had been valued at estimated net realizable value and liabilities were presented at their estimated settlement amounts for the period from October 1, 2000 to December 31, 2000.

         (C) PRINCIPLES OF CONSOLIDATION

         In 2000, consolidated financial statements for the period ended September 30, 2000 include the accounts of Paramark Enterprises, Inc. (Delaware) and its wholly owned subsidiary Starbake Brands, Inc., after elimination of all significant intercompany balances and transactions.

         The 2001 financial statements are not consolidated due to the dissolution of Paramark Enterprises, Inc on December 24, 2001 see Note 1(A), and consist solely of Raptor Investment, Inc.

                            RAPTOR INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

         (D) USE OF ESTIMATES

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

         (E) CASH AND CASH EQUIVALENTS

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (F) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced sale or liquidation.

         The carrying amounts of the Company's contract, royalty and accounts receivable, accounts payable and accrued liabilities, approximates fair value due to the relatively short period to maturity for these instruments.

         (G) INCOME TAXES

         The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (H) EARNINGS (LOSS) PER SHARE

         Net loss per common share for the period ended December 31, 2000 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share".

                            RAPTOR INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001



         (I) NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

         Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

         Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                            RAPTOR INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 2   CONTRACT RECEIVABLE

         On December 15, 2000, Paramark Enterprises, Inc (Delaware) consummated an asset purchase agreement with Rich Products, pursuant to which Paramark Enterprises, Inc (Delaware) sold its bakery operations located in El Cajon, California representing a majority of their operating assets. The agreement provided for a purchase price aggregating $2,193,950 inclusive of a payment for inventory. The aggregate purchase price was paid as follows: $193,950 on October 16, 2000, $1,000,000 on December 15, 2000 and $1,000,000 payable in semiannual installments over a period of four years. The note was $684,951 as of December 31, 2001 stated at fair value. The Purchaser also assumed approximately $285,000 in equipment lease related debt.

         By a separate agreement Paramark Enterprises, Inc. sold the remainder of their assets to Brooks Street. The agreement provided for contingent royalty payments to Paramark Enterprises, Inc., over a period of four years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street. Paramark Enterprises, Inc recognized royalty income of $1,347 under this agreement during 2001. The agreement also provided for the assumption of equipment lease related debt and the purchase of inventory.

         Under the above agreements, both parties agreed to pay amounts owed into an escrow account which was established to ensure the payment of the account payables on Paramark Enterprises, Inc. books as at the merger date (See Note 1(A)).

NOTE 3   EQUITY

         During August 2001, the Company sold 500,000 shares of common stock to investors for cash of $30,000.

NOTE 4   INCOME TAXES

         Income tax expense (benefit) for the period ended December 31, 2001 is summarized as follows:

         Current:
            Federal                                             $         -
            State                                                         -
            Deferred - Federal and State                                  -
                                                                   -------------
         Income tax expense (benefit)                           $         -
                                                                   =============

                            RAPTOR INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001





         The Company's tax expense differs from the "expected" tax expense for the period ended December 31, 2001 as follows:

         U.S. Federal income tax benefit                        $      (191,000)

         Effect on net operating loss carryforward                      191,000
                                                                   -------------
                                                                $          -
                                                                   =============

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 are as follows:

         Deferred tax assets:
         Net operating loss carryforward                        $      191,000
                                                                   -------------
            Total gross deferred tax assets                            191,000
         Less valuation allowance                                     (191,000)
                                                                   -------------
            Net deferred tax assets                             $         -
                                                                   =============

         At December 31, 2001, the Company had a net operating loss carryforward of approximately $191,000 for U.S. Federal income tax purposes available to offset future taxable income expiring in 2021.

NOTE 5   LOAN PAYABLE - RELATED PARTY

         During 2001, a related party loaned the Company $8,000. The loan is non-interest bearing and due on demand.

NOTE 6   CONTINGENCIES

         In 2000, Paramark Enterprises, Inc (Delaware) received discrimination and wrongful termination claims brought by two separate employees employed at the Company's bakery facility in El Cajon, California. These claims are currently pending in the California Department of Fair Employment and Housing. The Company has fully responded to all requests for information and has formally denied liability. The investigation regarding these claims is currently pending.

         In January 2001, Paramark Enterprises, Inc (Delaware) and certain of its officers were named as a defendant in a civil action filed by a company (the "Plaintiff") in the Superior Court for the State of California. The claim is for damages for misappropriation of trade secrets, trade libel, breach of confidentiality, breach of fiduciary duty, tortuous interference with economic relations, breach of contract, common law palming off, unfair business practices and a violation of state antitrust laws. This action resulted from Paramark Enterprises, Inc employment of a former employee and consultant of the Plaintiff. On February 8, 2002, the Company and certain of its officers received a jury verdict in favor of all defendants on all claims.

                            RAPTOR INVESTMENTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 7   GOING CONCERN

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $560,478 from operations, a negative cash flow from operations of $325,912, a working capital deficiency of $611,050 and a stockholders' deficiency of $162,450. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plan for the Company in regards to these matters is to seek to become a diversified holding company with a primary focus on providing corporate financial consulting services to various business entities and the acquisition, management, sale and lease of real estate. The Company will also seek to enhance shareholder value through the acquisition of various private companies.

NOTE 8   SUBSEQUENT EVENTS

         (A) ACQUISITION OF LBI PROPERTIES, INC. TRANSACTION

         On January 8, 2002 the Company acquired 100% of a company owned by certain officers and directors for 19,974,298 shares.

         (B) ACQUISITION OF LBI E WEB COMMUNITIES, INC.

         On January 8, 2002 the Company acquired 100% of a company owned by certain officers and directors for 19,800,000 shares.





        2. Exhibits
         1.1 *        ................     Underwriting Agreement with Paragon
                                           Capital Corporation

         2.1 *        ................     Certificate of Ownership and Merger
                                           regarding the merger of Signature
                                           Acquisition Corp. with and into T.J.
                                           Cinnamons, Inc.

         2.2 *        ................     Certificate of Ownership and Merger
                                           regarding the merger of Signature Foods,
                                           Inc. with and into T.J. Cinnamons, Inc.

         2.3 ***      ................     Purchase Agreement between the Registrant
                                           and Triarc Restaurant Group

         2.4 ***      ................     Amended and Restated Agreement dated August
                                           22, 2001 among Paramark Enterprises, Inc.,
                                           the Lovitos, Charles N. Loccisano, and Alan
                                           Gottlich (including unconditional guarantee
                                           of payment by the Lovitos and Form of
                                           Consulting Agreement with each of Messrs.
                                           Gottlich and Loccisano)






         2.5 ***      ................     Stock Acquisition Agreement dated December
                                           26, 2001, by and among the
                                           Corporation on behalf of the
                                           shareholders of Raptor Investments,
                                           Inc., and Paul F. Lovito, Jr.,
                                           Matthew J. Lovito, Marc A. Lovito,
                                           Darrin Lovito and LBI Capital
                                           Partners, L.P., as shareholders of
                                           LBI E Web Communities, Inc., a
                                           Florida corporation.

         2.6 ***      ................     Acquisition Agreement dated December 26,
                                           2001, by and among the Corporation on
                                           behalf of the shareholders of Raptor
                                           Investments, Inc., and LBI
                                           Properties, Inc., a Florida
                                           corporation, on behalf of the
                                           shareholders of LBI Properties, Inc.

         2.7 ****     ................     AGREEMENT AND PLAN OF MERGER, dated as of
                                           December 5, 2001, between RAPTOR
                                           INVESTMENTS, INC., a Delaware
                                           corporation ("Raptor Delaware"), and
                                           RAPTOR INVESTMENTS, INC., a Florida
                                           corporation ("Raptor Florida"),


         3.1          ................     Articles of Incorporation of the
                                           Registrant

         3.2          ................     By-Laws of Registrant

         3.3 *        ................     Restated  Certificate of  Incorporation of
                                           Paramark Enterprises, Inc.

         3.4 *        ................     By-Laws of Paramark Enterprises, Inc.


         9.1 *        ................     Modification Agreement (the Modification
                                           Agreement) among Signature Foods, Inc.,
                                           The Charles N. Loccisano Irrevocable Trust
                                           f/b/o Michael Loccisano, The Charles N.
                                           Loccisano Irrevocable Trust f/b/o Marissa
                                           Loccisano, The Ted H. Rice and Joyce
                                           Rice Family Trust, U/T/I dated August
                                           8, 1986, The Roger L. Cohen Trust
                                           U/T/D/ dated January 26, 1984 and the
                                           Kenneth D. Hill Revocable Trust U/T/I
                                           dated march 29, 1989, Signature
                                           Acquisition Corp., the Registrant,
                                           Charles N. Loccisano and Alan S.
                                           Gottlich relating to a Stock Purchase
                                           Agreement (the Stock Purchase
                                           Agreement) among them

         9.2 *        ................     Waiver of Default under the Modification
                                           Agreement, as amended

         9.3 *        ................     Amendment to Stock Purchase Agreement

         9.4 *        ................     Stock Purchase Agreement

         10.1 *       ................     Trademark and Technology License and
                                           Manufacturing Agreement (License
                                           Agreement) by and between Signature
                                           Acquisition Corp. and Pro Bakers Ltd.





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

         16.3***      ................     Letter from Amper, Politziner & Mattia P.A.

---------------------
* Incorporated by reference to the Company's Registration Statement on Form SB-2 and the amendments thereto.

** Incorporated by reference from the Company's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1998, 1997, 1996 and 1995.

*** Incorporated by reference from the Company's Current Reports on Form 8-K dated June 18, 1996, July 9, 1998, October 18, 2000, December 22, 2000,
     August 22,2001, January 7, 2002 and April 2, 2002.


        (b) On August 22, 2001 the Company completed the sale of 500,000 shares of the Company's common stock in a privately negotiated transaction for a purchase price of $30,000 to investors, Paul, Matthew and Marc Lovito (the "Lovitos"), pursuant to an Amended and Restated Agreement dated August 22, 2001 between the Company, the Lovitos, Charles N. Loccisano, the Chairman of the Company, and Alan Gottlich, the President and Chief Financial Officer of the Company (the "Agreement"). The purchase price will be held in an escrow account, with Alan Gottlich and Charles Loccisano acting as trustees and signatories, with such funds to be released to the Company upon satisfaction of the escrow obligations, which include the satisfaction of the Company's outstanding obligations and the completion of the stock repurchase (described below), if required.

      The Agreement also provides that within 12 months after the completion of the stock sale transaction, the Lovitos shall cause Paramark to make an offer to all holders of the outstanding shares of the Company's common stock to repurchase their shares at a price of $0.20 per share through a tender offer provided the market bid price of the Paramark common stock is not greater than $0.20 per share for any consecutive 30 day period during the one year period following the closing of the previously described stock sale transaction. As a result, no assurance can be given that the repurchase will be commenced or that the repurchase will occur on the terms described herein. If the foregoing offer to shareholders is required and the Lovitos do not fulfill their obligations in connection therewith, the Agreement provides that the Lovitos shall take all actions necessary to resign from the board and will be replaced by four new members selected by Messrs Loccisano and Gottlich.

        (c) On December 26, 2001 Raptor Investments, Inc.("Raptor"), entered into an Acquisition Agreement ("Acquisition Agreement") with LBI Properties, Inc., a Florida corporation ("LBI Properties") and the shareholders of LBI Properties. The shareholders of LBI Properties include Paul F. Lovito, Jr., Matthew J. Lovito and Marc A. Lovito, officers and directors of Raptor. Effective December 26, 2001, Raptor entered into a Stock Acquisition Agreement ("Stock Agreement") with Paul F. Lovito, Jr., Matthew J. Lovito, Marc A. Lovito, Darrin Lovito and LBI Capital Partners, L.P., as shareholders of LBI E Web Communities, Inc., a Florida corporation ("LBI E Web").

         Pursuant to the Acquisition Agreement, Raptor effected the stock exchange at the rate of 1:5. Raptor acquired all of the issued and outstanding shares of the Common Stock of LBI Properties in exchange for the issuance of 19,974,298 shares of the Common Stock of Raptor to be delivered to the LBI Properties shareholders on a pro-rata basis. This transaction closed on January 8, 2002.

         Pursuant to the Stock Agreement, Raptor effected the stock exchange at the rate of 1:3. Raptor acquired all of the issued and outstanding shares of the Common Stock of LBI E Web in exchange for the issuance of 19,800,000 shares of the Common Stock of Raptor to be delivered to the LBI E Web shareholders on a pro-rata basis. This transaction closed on January 8,2002.

         (d) On December 5, 2001 the Company effected a corporate reorganization, the principal feature of which was to transfer the Company's legal domicile from Delaware to Florida pursuant to an Agreement and Plan of Merger between the Company and its wholly-owned subsidiary, Raptor Investments, Inc., a Florida corporation, wherein the Florida corporation was the surviving corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     RAPTOR INVESTMENTS, INC.





BY:  /S/ PAUL F. LOVITO JR.
    -----------------------------------
       PAUL F. LOVITO JR., CHAIRMAN



In accordance with the Exchange Act, this report has been signed by the following person on behalf of the Company and in the capacities and on the dates stated.




SIGNATURE                         TITLE(S)                           DATE
---------                         --------                      ---------------


/S/ PAUL F. LOVITO JR.           CHAIRMAN, PRESIDENT, CHIEF    APRIL 11, 2002
------------------------         EXECUTIVE OFFICER
PAUL F. LOVITO JR.               AND DIRECTOR
                                 (PRINCIPAL EXECUTIVE
                                 OFFICER)


/S/ MATTHEW J. LOVITO            CHIEF FINANCIAL OFFICER,      APRIL 11, 2002
----------------------           TREASURER
MATTHEW J. LOVITO                AND DIRECTOR
                                 (PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER)


/S/ MARC A. LOVITO               VICE PRESIDENT AND DIRECTOR  APRIL 11, 2002
----------------------
MARC A. LOVITO