Form 10QSB
period 2002-03-31
RAPTOR INVESTMENTS INC
filed 2002-05-15
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
                                   31, 2002 .

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-23026

                            RAPTOR INVESTMENTS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



         FLORIDA                                 22-3261564
-----------------------------------    ------------------------------
 (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION
 OF INCORPORATION OR ORGANIZATION)      NO.)


      2855 NORTH UNIVERSITY DRIVE ROAD, SUITE 320, CORAL SPRINGS, FL 33065
      --------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  954-346-5799
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA-CODE)


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

      COMMON STOCK, $.01 PAR VALUE - 48,887,681 SHARES AS OF MAY 14, 2002.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES X   NO
   ---     ---

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2002

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE       1  BALANCE  SHEETS AS OF MARCH 31, 2002  (CONSOLIDATED)  (UNAUDITED)
              AND DECEMBER  31, 2001 (COMBINED) (UNAUDITED)

PAGE       2  CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS
              ENDED MARCH 31, 2002

PAGE       3  STATEMENT OF CHANGES IN NET ASSETS FOR THE PERIOD FROM
              JANUARY 1, 2001 TO MARCH 31, 2002

PAGE       4  CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS
              ENDED MARCH 31, 2002

PAGES    5-8  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                 MARCH 31, 2002



                                     ASSETS
                                     ------
                                                                                    March 31, 2002             December 31, 2001
                                                                                    (Consolidated)                (Combined)
CURRENT ASSETS                                                                       (Unaudited)                  (Unaudited)
                                                                                -----------------------      ----------------------
   Cash                                                                      $                  1,548     $               105,134
   Royalty receivable, net                                                                     20,826                      29,280
   Accounts receivable                                                                         16,261                      16,303
   Contract receivable - current portion                                                      212,135                     236,351
   Exchange agreement                                                                            -                          3,870
   Deposits                                                                                    16,470                        -
                                                                                -----------------------      ----------------------
     Total Current Assets                                                                     267,240                     390,938
                                                                                -----------------------      ----------------------

PROPERTY AND EQUIPMENT - NET                                                                   24,200                      24,200
                                                                                -----------------------      ----------------------

OTHER ASSET
   Contract receivable                                                                        448,600                     448,600
   Note receivable - stockholder                                                            1,438,000                   1,451,000
   Due from shareholder                                                                          -                         17,870
   Loan receivable                                                                              1,800                       1,800
                                                                                -----------------------      ----------------------
     Total Other Assets                                                                     1,888,400                   1,919,270
                                                                                -----------------------      ----------------------

TOTAL ASSETS                                                                 $              2,179,840     $             2,334,408
------------
                                                                                =======================      ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Overdraft                                                                 $                  2,203     $                  -
   Accounts payable and accrued expenses                                                      967,225                     895,267
   Loans payable - related parties                                                            113,000                     109,400
   Shareholder loan                                                                             4,250                       2,850
                                                                                -----------------------      ----------------------
     Total Current Liabilities                                                              1,086,678                   1,007,517
                                                                                -----------------------      ----------------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued
   Common stock, $.01 par value, 100,000,000 shares authorized, 43,887,681 and 43,887,681 shares
    issued and outstanding , respectively                                                     438,878                     438,878
   Common stock to be issued, 2,000,000 shares                                                 20,000                        -
   Additional paid-in capital                                                               8,958,739                   8,778,739
   Treasury stock                                                                             (39,107)                    (39,107)
   Accumulated deficit                                                                     (8,000,148)                 (7,666,419)
   Stock subscription receivable                                                             (185,200)                   (185,200)
   Less: stock issued for future services                                                    (100,000)                       -
                                                                                -----------------------      ----------------------
     Total Stockholders' Equity                                                             1,093,162                   1,326,891
                                                                                -----------------------      ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $              2,179,840     $             2,334,408
------------------------------------------                                      =======================      ======================





          See accompanying notes to consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




REVENUE                                                                             $                  -
                                                                                       ----------------------

OPERATING EXPENSES
  Professional fees                                                                                 304,074
  Other general and administrative                                                                   41,940
                                                                                       ----------------------
       Total Operating Expenses                                                                     346,014
                                                                                       ----------------------

LOSS FROM OPERATIONS                                                                               (346,014)

OTHER INCOME (EXPENSE)
  Interest income                                                                                    15,684
  Interest expense                                                                                   (3,400)
                                                                                       ----------------------
       Total Other Income                                                                            12,284
                                                                                       ----------------------

NET LOSS                                                                            $              (333,730)
--------
                                                                                       ======================

Net loss per common share - basic and diluted                                       $                  -
                                                                                       ======================

Weighted average number of common shares outstanding - basic and diluted                         40,794,124
                                                                                       ======================



          See accompanying notes to consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
             (FORMERLY PARAMARK ENTERPRISES, INC. AND SUBSIDIARIES)
                       STATEMENT OF CHANGES IN NET ASSETS
                               (LIQUIDATION BASIS)
              FOR THE PERIOD FROM JANUARY 1, 2001 TO MARCH 31, 2001




Net assets in liquidation at December 31, 2000                                      $             368,028
                                                                                       ====================

Loss from activities during the "wind-down" period from January 1, 2001
      through March 31, 2001                                                                     (135,899)

Reserve for legal fees in connection with outstanding legal proceedings                           (50,000)
                                                                                       --------------------

Decrease in net assets                                                                           (185,899)

Net assets in liquidation at March 31, 2001                                         $             182,129
                                                                                       ====================

Number of common shares outstanding                                                             3,613,383
                                                                                       ====================

Net assets in liquidation per common share                                          $                 .05
                                                                                       ====================





          See accompanying notes to consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                         $              (333,730)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Stock issued for services                                                                        100,000
  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                                              8,496
    Accrued interest receivable                                                                    (15,684)
    Other current assets                                                                             1,400
    Exchange agreement                                                                               3,870
   Increase (decrease) in:
    Overdraft                                                                                        2,203
    Accounts payable                                                                                71,959
                                                                                      ----------------------
           Net Cash Used In Operating Activities                                                  (161,486)
                                                                                      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from contract receivable                                                                 39,900
                                                                                      ----------------------
           Net Cash Provided By Investing Activities                                                39,900
                                                                                      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loan payable - related party                                                         5,000
  Proceeds from note receivable - stockholder                                                       13,000
                                                                                      ----------------------
           Net Cash Provided By Financing Activities                                                18,000
                                                                                      ----------------------

NET DECREASE IN CASH                                                                              (103,586)

CASH - BEGINNING OF YEAR                                                                           105,134
                                                                                      ----------------------

CASH - END OF YEAR                                                                 $                 1,548
------------------                                                                    ======================




          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

         (A) BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

         It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

         The March 31, 2001 financial statement is presented on the liquidation basis of accounting because the Company had previously adopted a plan of liquidation.

         For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB.

         (B) PRINCIPLES OF CONSOLIDATION

         In 2002, consolidated financial statements for the period ended March 31, 2002 include the accounts of Raptor Investments, Inc. (Florida) and its wholly owned subsidiaries LBI Properties, Inc. and LBI Eweb Communities, Inc., after elimination of all significant intercompany balances and transactions.

NOTE 2   LOANS PAYABLE - RELATED PARTIES
------   -------------------------------

         During 2002, a related party loaned the Company $5,000. The loan is non-interest bearing and due on demand. The Company also became indebted to another related party in the amount of $100,000 as a result of the business combination discussed in Note 3.

NOTE 3   BUSINESS COMBINATION
------   --------------------

         Effective January 7, 2002, the Company acquired LBI Properties, Inc. and LBI Eweb Communities, Inc. by issuing 19,974,298 and 19,800,000 shares, respectively of its common stock for all of the outstanding common stock of LBI Properties, Inc. and LBI Eweb Communities, Inc., respectively. The merger has been accounted for as a business combination of entities under common control because all of the entities had common ownership interests, and accordingly, the consolidated financial statements have been prepared to include the combined results of operations, financial position and cash flows of the Company and its subsidiaries for all the period presented.

NOTE 4   GOING CONCERN
------   -------------

         As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $333,730 from operations, a negative cash flow from operations of $161,486 and a working capital deficiency of $819,438. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 5   SUBSEQUENT EVENTS
--------------------------

         (A) ACQUISITION
         ---------------

         In March 2002, the Company entered into a memoranda of understanding to acquire a wholesale produce distribution company. As of the day of filing this report, the acquisition agreement has not been finalized.

         (B) DISPOSAL
         ------------

         In February 2002, the Company entered into a memoranda of understanding with Wolfstone Corporation to transfer 100% of the Company's interest in LBI Properties, Inc. As of the date of filing this report, the transfer agreement has not been finalized.

         (C)  STOCK ISSUANCES
         ---  ---------------

         During April 2002, the Company issued 3,000,000 common stock options at an exercise price of $0.05 per share to consultants for services valued at $90,000. During May 2002, the consultants exercised all 3,000,000 options.

         During April 2002, the company issued 2,000,000 of common stock to an attorney for legal services having a fair value of $200,000. The portion of the $200,0000 attributable to future services, in the amount of $100,000, has been deferred and is classified in the stockholder's equity section of the balance sheet.

                                  PART I ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS
--------------------------

When used in this Quarterly Report, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "projected", "intends to" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's forward-looking statements reflect the company's best judgment based on current information and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Readers are cautioned that they should not place undue reliance on any forward-looking statements because such statements speak only as of the date they are made.

PLAN OF OPERATION
-----------------

The Company's operations for 2001 consisted of "winding down" the Company's previous operations. In September of 2001 the Company changed management and the focus of the Company's operations. The Company continues to pursue business consulting contracts from publicly traded and privately held companies. The Company plans to provide consultation in various areas including: mergers and acquisitions; venture capital; public relations; restructuring and financing. As of March 31,2002 the Company had been unable to secure any contracts. The Company plans to market its services to publicly traded and privately held companies through referrals and advertising in various business publications.

In addition to its consulting services, the Company plans to develop the Company into a holding company through the acquisition of various business operations. In March 2002 the Company entered into a Memorandum of Understanding to acquire a wholesale produce distribution company. The Company is currently seeking capital to complete this acquisition and to date has been unable to procure financing. Due to the Company's lack of capital, there can be no assurances that it will be able to complete the acquisition of the wholesale produce distribution company.

In January 2002, the Company closed on the acquisition of LBI Properties, Inc. LBI Properties is an early stage real estate holding company. LBI Properties currently owns a residential lot in Cape Coral, Florida, and has identified two additional residential lots that it intends to acquire in the near future. In addition to the foregoing, LBI Properties is seeking acquisitions in the following areas: income producing commercial and residential properties, residential development projects, leisure and destination properties, and real estate service operations. The Company plans to fund the acquisition of real estate through mortgage financing, seller financing and the issuance of its stock. In February 2002, the Company entered into an agreement to transfer its' 100% interest in LBI Properties to Wolfstone Corporation. As a result of the agreement, the Company will own 9,000,000 shares or 74% of Wolfstone's issued and outstanding common stock. Wolfstone Corporation currently trades on the PINK SHEETS under the symbol WFST. The acquisition is expected to be completed in the second quarter of 2002.

In addition to the acquisition of LBI Properties, the Company completed the acquisition of LBI E Web Communities, Inc. LBI E Web is an Internet related holding company that currently owns the following five domain names:
FinanceItOnTheWeb.com (a financial services directory site), Brassbulls.com (a public relations and financial information site), MyEnumber.com (an online address book and one stop Rolodex), Homewaiter.com (a food delivery and information site), and Mimesaro.com (a Spanish food delivery and information site). The Brassbulls.com website was completed in April 2002. LBI E Web plans to create a network of self-developed websites covering a diverse universe of subjects.

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

Since December 2000, the Company had been "unwinding" the previous operations, defending any outstanding litigation and resolving any outstanding debts. In September of 2001 the Company changed management and the focus of the Company's operations. The Company continues to pursue business consulting contracts from publicly traded and privately held companies. The Company plans to provide consultation in various areas including: mergers and acquisitions; venture capital; public relations; restructuring and financing.

Revenues for the first quarter ended March 31, 2002 remained at $0 as they were for the same period the previous year. The lack of revenues is a result of the sale of the majority of the Company's assets to Rich Products in December 2000 and the Company's inability to secure any business consulting contracts. The Company incurred operating losses of $346,014 in the first quarter ended March 31, 2002. These losses were a result of professional fees associated with the sale of the Company's previous operations, the change in management and a change in the focus of the Company's operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had a stockholder's equity of $1,093,162. As of March 2002 the Company incurred a loss of $333,730. The Company plans to reduce losses in the future by retaining business consulting clients in the private and public sector. In addition, the Company plans to seek the acquisition of income producing assets in exchange for its securities.


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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

In January 2001, the Company and certain of its officers were named as a defendant in a civil action filed by Pensabene International, Inc. (the "Plaintiff") in the Superior Court for the State of California. The claim is for damages for misappropriation of trade secrets, trade libel, breach of confidentiality, breach of fiduciary duty, tortious interference with economic relations, breach of contract, common law palming off, unfair business practices and a violation of state antitrust laws. This action arose resulted from the Company's employment of Kandy Konn, a former employee and consultant of the Plaintiff. The Company believes these claims are frivolous and without merit, and the Company intends to vigorously defend this action. On February 8, 2002 the Company and certain of its former officers received a jury verdict in favor of all defendants on all claims.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable

ITEM 5. OTHER INFORMATION
-------------------------

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a) EXHIBITS.

The following exhibits are filed herewith.



          EXHIBIT NUMBER             DESCRIPTION
          --------------             -----------

               27                    Financial Data Schedule

(b)       REPORTS ON FORM 8-K.
          --------------------

The Company filed a current report on Form 8-K on January 7, 2002 regarding the closing of the acquisitions of LBI Properties, Inc. and LBI E Web Communities, Inc.

The Company filed a current report on Form 8-K on March 27, 2002 regarding a change in accounting firms.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                            RAPTOR INVESTMENTS, INC.





DATED: MAY 15, 2002          BY:  /S/ PAUL LOVITO
                                 ------------------
                                 PAUL LOVITO,
                                 CHAIRMAN, PRESIDENT AND
                                 CHIEF EXECUTIVE OFFICER



                                 BY:  /S/ MATTEW LOVITO
                                 ------------------------------------
                                 MATT LOVITO,
                                 TREASURER AND CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL ACCOUNTING OFFICER)