Form 10QSB
period 2002-06-30
RAPTOR INVESTMENTS INC
filed 2002-08-19
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 .

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-23026

                            RAPTOR INVESTMENTS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



         FLORIDA                                 22-3261564
-----------------------------------    ------------------------------
 (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER IDENTIFICATION
 OF INCORPORATION OR ORGANIZATION)      NO.)


105 N.W. 13 AVENUE, POMPANO BEACH, FLORIDA  33069
      --------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  954-695-0195
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA-CODE)


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

      COMMON STOCK, $.01 PAR VALUE - 48,897,681 SHARES AS OF June 15, 2002.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES X   NO
   ---     ---

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF June 30, 2002

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2002

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE      1    CONDENSED BALANCE SHEETS AS OF JUNE 30, 2002 (CONSOLIDATED)
                (UNAUDITED) AND DECEMBER 31, 2001 (COMBINED) (UNAUDITED)

PAGE      2    CONDENSED  CONSOLIDATED  STATEMENT OF  OPERATIONS  FOR THE
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

PAGE      3    CONDENSED  STATEMENT  OF CHANGES IN NET ASSETS FOR THE PERIOD
                 FROM JANUARY 1, 2001 TO JUNE 30, 2001 (UNAUDITED)

PAGE      4    CONDENSED  CONSOLIDATED  STATEMENT  OF CASH FLOWS FOR THE SIX
                MONTHS  ENDED JUNE 30, 2002 (UNAUDITED)

PAGES   5 - 7  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS




                                     ASSETS
                                                                                        June 30, 2002    December 31, 2001
                                                                                        (Consolidated)      (Combined)
                                                                                         (Unaudited)        (Unaudited)
                                                                                        --------------   -----------------
CURRENT ASSETS
 Cash                                                                                      $    35,538    $   105,134
 Royalty receivable, net                                                                        20,789         29,280
 Accounts receivable                                                                            16,717         16,303
 Contract receivable - current portion                                                         205,261        236,351
 Exchange agreement                                                                                135          3,870
 Deposits                                                                                       16,470           --
                                                                                           -----------    -----------
     Total Current Assets                                                                      294,910        390,938
                                                                                           -----------    -----------

PROPERTY AND EQUIPMENT - NET                                                                    24,200         24,200
                                                                                           -----------    -----------

OTHER ASSET
 Contract receivable                                                                           343,719        448,600
 Note receivable - stockholder                                                               1,508,616      1,451,000
 Due from shareholder                                                                           14,800         17,870
 Loan receivable                                                                                16,200          1,800
                                                                                           -----------    -----------
     Total Other Assets                                                                      1,883,335      1,919,270
                                                                                           -----------    -----------

TOTAL ASSETS                                                                               $ 2,202,445    $ 2,334,408
                                                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                     $   479,276    $   895,267
 Loans payable                                                                                 313,823           --
 Loans payable - related parties                                                               113,400        109,400
 Shareholder loan                                                                                4,250          2,850
 Deferred revenue                                                                               20,000           --
                                                                                           -----------    -----------
     Total Current Liabilities                                                                 930,749      1,007,517
                                                                                           -----------    -----------

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued                        --             --
 Preferred stock - Class A, $.01 par value, 15 shares authorized and issued                          1           --
 Common stock, $.01 par value, 100,000,000 shares authorized, 48,887,681 and 43,887,681
  shares issued and outstanding , respectively                                                 488,878        438,878
 Additional paid-in capital                                                                  9,212,736      8,778,739
 Treasury stock                                                                                (39,107)       (39,107)
 Accumulated deficit                                                                        (8,212,112)    (7,666,419)
 Stock subscription receivable                                                                (178,700)      (185,200)
                                                                                            -----------   -----------
     Total Stockholders' Equity                                                              1,271,696      1,326,891
                                                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 2,202,445    $ 2,334,408
                                                                                           ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                              For the Three      For the Six
                                                                           Months Ended June    Months Ended
                                                                               30, 2002         June 30, 2002
                                                                          ------------------ ----------------

REVENUE                                                                    $     30,000    $     30,000
                                                                           ------------    ------------

OPERATING EXPENSES
 Professional fees                                                              221,250         525,324
 Other general and administrative                                               101,065         143,005
                                                                           ------------    ------------
      Total Operating Expenses                                                  322,315         668,329
                                                                           ------------    ------------

LOSS FROM OPERATIONS                                                           (292,315)       (638,329)
                                                                           ------------    ------------

OTHER INCOME (EXPENSE)
 Interest income                                                                 85,351         101,035
 Interest expense                                                                (5,000)         (8,400)
                                                                           ------------    ------------
      Total Other Income                                                         80,351          92,635
                                                                           ------------    ------------

NET LOSS                                                                   $   (211,964)   $   (545,694)
                                                                           ============    ============

NET LOSS PER SHARE
 Net loss                                                                  $   (211,964)   $   (545,694)
 Preferred stock dividends                                                      (45,000)        (45,000)
                                                                           ------------    ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                  $   (256,964)   $   (590,694)
                                                                           ============    ============

Net loss per common share - basic and diluted                              $      (0.00)   $      (0.01)
                                                                           ============    ============

Weighted average number of common shares outstanding - basic and diluted     47,579,989      44,205,802
                                                                           ============    ============


     See accompanying notes to condensed consolidated financial statements.


                                     RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                              (FORMERLY PARAMARK ENTERPRISES, INC. AND SUBSIDIARIES)
                                   CONDENSED STATEMENT OF CHANGES IN NET ASSETS
                                                (LIQUIDATION BASIS)
                               FOR THE PERIOD FROM JANUARY 1, 2001 TO JUNE 30, 2001
                                                    (UNAUDITED)







Net assets in liquidation at December 31, 2000                                                 $          368,028
                                                                                                  =================

Loss from activities during the "wind-down" period from
        January 1, 2001 through June 30, 2001                                                            (169,124)

Reserve for legal fees in connection with outstanding legal proceedings                                   (50,000)
                                                                                                  -----------------

Decrease in net assets                                                                                   (219,124)

Net assets in liquidation at June 30, 2001                                                     $          148,904
                                                                                                  =================

Number of common shares outstanding                                                                     3,613,383
                                                                                                  =================

Net assets in liquidation per common share                                                     $              .04
                                                                                                  =================


     See accompanying notes to condensed consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)




CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                      $(545,694)
 Adjustments to reconcile net loss to net cash used in operating activities:
 Stock issued for services                                                       483,998
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                             (414)
    Accrued interest receivable                                                  (72,116)
    Royalty receivable                                                             8,491
    Deposits                                                                     (16,470)
    Stock subscription receivable                                                  6,500
    Exchange agreement                                                             3,735
  Increase (decrease) in:
    Accounts payable                                                              51,568
    Deferred revenue                                                              20,000
                                                                               ---------
         Net Cash Used In Operating Activities                                   (60,402)
                                                                               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from contract receivable                                               135,971
 Proceeds from note receivable - stockholder                                      14,500
 Proceeds from loan receivable                                                   (14,400)
 Proceeds on due from shareholder                                                  3,070
                                                                               ---------
         Net Cash Provided By Investing Activities                               139,141
                                                                               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loan payable - related party                                        4,000
 Payments on loans payable                                                      (153,736)
 Proceeds from note receivable - stockholder                                       1,400
                                                                               ---------
         Net Cash Provided By Financing Activities                              (148,336)
                                                                               ---------

NET DECREASE IN CASH                                                             (69,597)

CASH - BEGINNING OF YEAR                                                         105,135
                                                                               ---------

CASH - END OF YEAR                                                             $  35,538
                                                                               =========


NON-CASH FINANCING AND INVESTING ACTIVITIES:

As of June 30, 2002, $467,559 was reclassified from accounts payable to loans payable.

 See accompanying notes to condensed consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


7

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

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

       The June 30, 2001 financial statement is presented on the liquidation basis of accounting because the Company had previously adopted a plan of liquidation.

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB.

       (B) PRINCIPLES OF CONSOLIDATION

       In 2002, consolidated financial statements for the period ended June 30, 2002 include the accounts of Raptor Investments, Inc. (Florida) and its wholly owned subsidiaries LBI Properties, Inc. and LBI Eweb Communities, Inc., after elimination of all significant intercompany balances and transactions.

NOTE 2 BUSINESS COMBINATION

       Effective January 7, 2002, the Company acquired LBI Properties, Inc. and LBI Eweb Communities, Inc. by issuing 19,974,298 and 19,800,000 shares, respectively of its common stock for all of the outstanding common stock of LBI Properties, Inc. and LBI Eweb Communities, Inc., respectively. The merger has been accounted for as a business combination of entities under common control because all of the entities had common ownership interests, and accordingly, the consolidated financial statements have been prepared to include the combined results of operations, financial position and cash flows of the Company and its subsidiaries for all the period presented. The Companies were not in operations during the period ended June 30, 2001 and therefore comparative operating results and cash flows have not been presented.

NOTE 3 LOANS PAYABLE - RELATED PARTIES

       During 2002, a related party loaned the Company $5,000. The loan is non-interest bearing and due on demand. The Company also became indebted to another related party in the amount of $100,000 as a result of the business combination discussed in Note 2.

NOTE 4 STOCK ISSUANCES

       During April 2002, the Company issued 3,000,000 common stock options at an exercise price of $0.05 per share to consultants for services valued at $90,000. During May 2002, the consultants exercised all 3,000,000 options.

       During April 2002, the company issued 2,000,000 of common stock to an attorney for legal services having a fair value of $200,000.

NOTE 5 GOING CONCERN

       As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $545,694 from operations, a negative cash flow from operations of $60,402 and a working capital deficiency of $635,839. These factors raise substantial doubt about the Company's ability to continue as a going concern.

       Management's plan for the Company in regards to these matters is to seek to become a diversified holding company with a primary focus on providing corporate financial consulting services to various business entities and the acquisition, management, sale and lease of real estate. The Company will also seek to enhance shareholder value through the acquisition of various private companies.

NOTE 6 SUBSEQUENT EVENTS

       (A) ACQUISITION

       In July 2002, the Company entered into a stock purchase agreement whereby it acquired 100% of the issued and outstanding common stock of J&B Wholesale Produce, Inc., ("J&B") a Florida corporation engaged in the wholesale produce industry, in exchange for cash of $2,325,000. Concurrently, the Company entered into a lease with option to purchase ("Lease") with individuals to lease the cold storage facility and executive offices occupied by the Company from the individuals for a period of one year for $6,500 per month. The Company also paid $500,000 for a one-year option to purchase the cold storage facility which is the subject of the Lease at a purchase price of $875,000. If the Company exercises the option, the option price of $500,000 will be credited toward the sale price.

       (B) NOTE PAYABLE

       In order to effectuate the purchase of J&B, the Company borrowed $2,825,000 in the form of a promissory note, from a Florida limited liability company. The note has a term of three years and bears interest at the rate of LIBOR plus 10% adjusted monthly. The note is secured by the assets of J&B.

       (C) DISPOSAL

       In February 2002, the Company entered into a memoranda of understanding with Wolfstone Corporation to transfer 100% of the Company's interest in LBI Properties, Inc. As of the date of filing this report, the transfer agreement has been terminated.

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

In addition to its consulting services, the Company plans to develop the Company into a holding company through the acquisition of various business operations. In March 2002 the Company entered into a Memorandum of Understanding to acquire a wholesale produce distribution company. The Company closed on the Acquisition of J&B Wholesale Produce, Inc. on July 2, 2002 and the Acquisition was reported on Form 8-K, which form is incorporated herein and made a part hereof by reference.

The Company completed the acquisition of LBI E Web Communities, Inc. LBI E Web is an Internet related holding company that currently owns the following five domain names: FinanceItOnTheWeb.com (a financial services directory site), Brassbulls.com (a public relations and financial information site), MyEnumber.com (an online address book and one stop Rolodex), Homewaiter.com (a food delivery and information site), and Mimesaro.com (a Spanish food delivery and information site). The Brassbulls.com website was completed in April 2002 and is fully operational. LBI E Web plans to create a network of self-developed websites covering a diverse universe of subjects.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had a stockholder's equity of $2,334,408. As of June 2002 the Company incurred a loss of $638,329.00. The Company plans to reduce losses in the future by retaining business consulting clients in the private and public sector. In addition, the Company plans to seek the acquisition of additional income producing assets such as J&B Wholesale Produce, Inc.


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

In May of 2002, the Company (through LBI Group, Inc.) was named as a Defendant in a Civil Action brought by John Lary in the Circuit Court of Madison County, Alabama. The suit alleged a violation under the Telephone Consumer Protection Act of 1991, in that the Company, in concert with other individuals and corporations, is alleged to have delivered an unsolicited facsimile communication to one person. The Company has filed responsive pleadings in the suit denying any wrongdoing. The management of the Company deems the amount in controversy to be in-material to the business of the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------
On June 27, 2002 the Company issued fifteen (15) shares of Preferred Stock, Class A, to Mr. Christian T. Chiari in exchange for certain financial consulting services provided to the Company by Mr. Chiari, including the acquisition by Mr. Chiari of funding from Gelpid Associates, LLC in order that the Company could close on it's acquisition of J&B Wholesale Produce, Inc. The acquisition of J&B Wholesale Produce, Inc., and a description of the transaction between the Company and Gelpid Associates LLC is contained within the 8-K filing of the Company which is incorporated herein and made a part hereof by reference.

The Preferred Stock, Class A, has an annual dividend of $12,000 per share, payable in equal quarterly installments beginning with the date of issue. The Preferred Stock, Class A is convertible, in whole, but not in part, into so many shares of the Common Stock of the Company as equals one half of one percent (0.5%) of the total number of shares of issued and outstanding Common Stock of the Company on the date of conversion. However, no shares of Preferred Stock, Class A, is convertible into more than 375,000 Common shares.

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

The Company filed a current report on Form 8-K on July 6, 2002 regarding the Acquisition of J&B Wholesale Produce, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.

                            RAPTOR INVESTMENTS, INC.





DATED: August 14, 2002

                               BY: /S/ PAUL LOVITO
                                    ------------------
                                    PAUL LOVITO,
                                    CHAIRMAN, PRESIDENT AND
                                    CHIEF EXECUTIVE OFFICER



                                 BY:  /S/ MATTEW LOVITO
                                 ------------------------------------
                                 MATTHEW  LOVITO,
                                 TREASURER AND CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL ACCOUNTING OFFICER)