Form 10QSB
period 2002-09-30
RAPTOR INVESTMENTS INC
filed 2002-12-03
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 .

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

   COMMON STOCK, $.01 PAR VALUE - 48,887,681 SHARES AS OF September 30, 2002.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES X   NO
   ---     ---

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2002

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE       1     CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2002
                 (CONSOLIDATED)  (UNAUDITED) AND DECEMBER 31, 2001
                 (COMBINED) (UNAUDITED)

PAGE       2     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE
                 AND NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

PAGE       3     CONDENSED STATEMENT OF CHANGES IN NET ASSETS FOR THE PERIOD
                 FROM JANUARY 1, 2001 TO SEPTEMBER  30, 2001 (UNAUDITED)

PAGE       4     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE
                 MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

PAGES    5 - 9   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (UNAUDITED)



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS




                                     ASSETS
                                                     September 30, 2002 December 31, 2001
                                                       (Consolidated)      (Combined)
                                                        (Unaudited)        (Unaudited)
                                                     ------------------ -----------------
CURRENT ASSETS
  Cash                                                 $   109,875    $   105,134
  Royalty receivable, net                                   20,924         29,280
  Accounts receivable                                      732,347         16,303
  Contract receivable - current portion                    219,623        236,351
  Exchange agreement                                          --            3,870
  Inventory                                                203,976           --
  Deposits                                                  18,995           --
                                                       -----------    -----------
     Total Current Assets                                1,305,740        390,938
                                                       -----------    -----------

PROPERTY AND EQUIPMENT - NET                               400,736         24,200
                                                       -----------    -----------

OTHER ASSET
  Building option                                          500,000           --
  Contract receivable - long-term                          343,719        448,600
  Note receivable - stockholder                          1,544,566      1,451,000
  Due from stockholder                                        --           17,870
  Loan receivable                                            9,500          1,800
  Goodwill                                               1,195,044           --
                                                       -----------    -----------
     Total Other Assets                                  3,592,829      1,919,270
                                                       -----------    -----------

TOTAL ASSETS                                           $ 5,299,305    $ 2,334,408
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                $   711,708    $   895,267
  Loans payable - current                                  107,492           --
  Loans payable - related parties                          100,000        109,400
  Stockholder loan                                           2,850          2,850
                                                       -----------    -----------
     Total Current Liabilities                             922,050      1,007,517
                                                       -----------    -----------

LONG-TERM LIABILITIES
  Loans payable - long-term                                209,931           --
  Line of credit                                         2,825,000           --
                                                       -----------    -----------
     Total Long-Term Liabilities                         3,034,931           --
                                                       -----------    -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, Class A, $.01 par value, 15 and none
    shares issued and outstanding, respectively                  1           --
  Common stock, $.01 par value, 100,000,000 shares
    authorized, 48,887,681 and 43,887,681 shares
    issued and outstanding, respectively                   488,878        438,878
  Additional paid-in capital                             9,258,737      8,778,739
  Treasury stock                                           (39,107)       (39,107)
  Accumulated deficit                                   (8,187,485)    (7,666,419)
  Stock subscription receivable                           (178,700)      (185,200)
                                                       -----------    -----------
     Total Stockholders' Equity                          1,342,324      1,326,891
                                                       -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 5,299,305    $ 2,334,408
                                                       ===========    ===========


     See accompanying notes to condensed consolidated financial statements.




                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)







                                                    For the Three Months For the Nine Months
                                                    Ended September 30,  Ended September 30,
                                                            2002                2002
                                                    -------------------- --------------------


REVENUE                                                  $  2,559,998    $  2,589,998

COST OF GOODS SOLD                                          1,985,599       1,985,599
                                                         ------------    ------------

GROSS PROFIT                                                  574,399         604,399
                                                         ------------    ------------

OPERATING EXPENSES
  Selling expenses                                            154,360         154,360
  Professional fees                                            83,170         608,494
  Other general and administrative                            301,610         444,615
                                                         ------------    ------------
       Total Operating Expenses                               539,140       1,207,469
                                                         ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                  35,259        (603,070)
                                                         ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                                              50,312         151,347
  Interest expense                                            (60,944)        (69,344)
                                                         ------------    ------------
       Total Other Income (Expense)                           (10,632)         82,003
                                                         ------------    ------------

NET INCOME (LOSS)                                        $     24,627    $   (521,067)
                                                         ============    ============

NET INCOME (LOSS) PER SHARE
  Net income (loss)                                      $     24,627    $   (521,067)
  Preferred stock dividends                                      --           (45,000)
                                                         ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $     24,627    $   (566,067)
                                                         ============    ============

Net income (loss) per common share - basic and diluted   $       0.00    $      (0.01)
                                                         ============    ============

Weighted average number of common shares
   outstanding - basic and diluted                         48,887,681      46,803,432
                                                         ============    ============


     See accompanying notes to condensed consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
             (FORMERLY PARAMARK ENTERPRISES, INC. AND SUBSIDIARIES)
                  CONDENSED STATEMENT OF CHANGES IN NET ASSETS
                               (LIQUIDATION BASIS)
            FOR THE PERIOD FROM JANUARY 1, 2001 TO SEPTEMBER 30, 2001
                                   (UNAUDITED)










Net assets in liquidation at December 31, 2000                      $   368,028
                                                                    -----------

Loss from activities during the "wind-down"
    period from January 1, 2001 through
    September 30, 2001                                                 (229,217)

Reserve for legal fees in connection with
    outstanding legal proceedings                                      (125,000)
                                                                    -----------

Decrease in net assets                                                 (354,217)
                                                                    -----------

Net assets in liquidation at September 30, 2001                     $    13,811
                                                                    ===========

Number of common shares outstanding                                   4,113,383
                                                                    ===========

Net assets in liquidation per common share                          $      .003
                                                                    ===========



     See accompanying notes to condensed consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                          $  (521,067)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
  Stock issued for services                                             290,000
  Depreciation                                                           12,229
  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                                (716,044)
    Inventory                                                          (203,976)
    Accrued interest receivable                                        (108,066)
    Royalty receivable                                                    8,356
    Deposits                                                            (18,995)
    Exchange agreement                                                    3,870
   Increase (decrease) in:
    Accounts payable                                                    283,999
                                                                    -----------
           Net Cash Used In Operating Activities                       (969,694)
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from contract receivable                                     121,609
  Purchases of property and equipment                                  (388,765)
  Proceeds from note receivable - stockholder                            14,500
  Building purchase option                                             (500,000)
  Goodwill                                                           (1,195,044)
  Proceeds from loan receivable                                          (7,700)
  Proceeds on due from shareholder                                       17,870
                                                                    -----------
           Net Cash Used In Investing Activities                     (1,937,530)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loan payable - related party                               (9,400)
  Proceeds from issuance of preferred stock                              90,000
  Proceeds from line of credit                                        2,825,000
  Proceeds from subscription receivable                                   6,500
  Payments on notes payable                                            (150,136)
  Proceeds from stock options exercised                                 150,000
                                                                    -----------
           Net Cash Provided By Financing Activities                  2,911,964
                                                                    -----------

NET INCREASE IN CASH                                                      4,740

CASH - BEGINNING OF PERIOD                                              105,135
                                                                    -----------

CASH - END OF PERIOD                                                $   109,875
                                                                    ===========

NON-CASH FINANCING AND INVESTING ACTIVITIES:

As of September 30, 2002, $467,559 was reclassified from accounts payable to loans payable.

     See accompanying notes to condensed consolidated financial statements.


                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

        (A) BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

        It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

        The September 30, 2001 financial statement is presented on the liquidation basis of accounting because the Company had previously adopted a plan of liquidation.

        For further information, refer to the financial statements and footnotes for the year ended December 31, 2001 included in the Company's Form 10-KSB.

        (B) PRINCIPLES OF CONSOLIDATION

        The condensed consolidated financial statements include the accounts of Raptor Investments, Inc. and its wholly owned subsidiaries LBI Properties, Inc., and LBI Eweb Communities, Inc., for the nine months ended September 30, 2002 and J&B Wholesale Produce, Inc. from July 2, 2002, the date of acquisition, through September 30, 2002 (collectively, the "Company") (See Note 2(B)). All intercompany accounts and transactions have been eliminated in consolidation.

        (C) INVENTORY

        Inventory consists of purchased produce (fruits and vegetables) and is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        (D) NEW ACCOUNTING PRONOUNCEMENTS

        In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


        of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact the financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The Company does not believe the adoption of this standard will have a material impact the financial statements.

NOTE 2  BUSINESS COMBINATIONS

        (A) ACQUISITION OF REAL ESTATE AND INTERNET MARKETING COMPANIES

        Effective January 7, 2002, the Company acquired LBI Properties, Inc. and LBI Eweb Communities, Inc. by issuing 19,974,298 and 19,800,000 common shares of the Company's stock for all of the outstanding common stock of LBI Properties, Inc. and LBI Eweb Communities, Inc., respectively. The merger has been accounted for as a business combination of entities under common control because all of the entities had common ownership interests, and accordingly, the condensed consolidated financial statements have been prepared to include the combined results of operations, financial position and cash flows of the Company and these subsidiaries for all the period presented. The Companies were not in operations during the period ended September 30, 2001 and therefore comparative operating results and cash flows have not been presented.

        (B) ACQUISITION OF PRODUCE COMPANY

        On June 21, 2002, Raptor Investments, Inc. ("Raptor") entered into a stock purchase agreement to acquire J&B Wholesale produce, Inc. ("J&B"). Under the terms of the agreement, which closed July 2, 2002, Raptor acquired all the issued and outstanding common stock of J&B in exchange for cash of $2,325,000 (See Note 5). Contemporaneously, Raptor entered

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


        into a one-year lease of the cold storage facility and executive offices occupied by J&B at $6,500 per month and paid $500,000 for a one-year option to purchase the facility at a sale price of $875,000. If the option is exercised, the option price of $500,000 will be credited toward the sale price.

        The J&B acquisition was recorded under the purchase method of accounting and accordingly, the results of operations and cash flows of J&B from the acquisition date of July 2, 2002 are included in the accompanying condensed consolidated financial statements. The purchase price of $2,325,000 was allocated to the assets acquired and liabilities assumed based on the fair market values at the date of acquisition. The fair market value of assets acquired and liabilities assumed is summarized as follows:

        Current assets                                         $       733,813
        Property and equipment                                         387,714
        Other assets                                                     8,429
        Goodwill                                                     1,195,044
                                                               ---------------
                                                               $     2,325,000
                                                               ===============

        The following unaudited pro forma financial information for the Company gives effect to the J&B acquisition as if it occurred on January 1, 2002. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

        Net revenue                                           $      8,055,231
        Net loss                                              $       (103,231)
        Net loss per share - basic and diluted                $          (0.00)
        Shares used in per calculation - basic and diluted          46,803,432

NOTE 3  LOANS PAYABLE - RELATED PARTIES

        During 2002, the Company became indebted to a related party in the amount of $100,000 as a result of the business combination discussed in
        Note 2.

NOTE 4  STOCK ISSUANCES

        (A) COMMON STOCK

        During April 2002, the Company issued 3,000,000 common stock options at an exercise price of $0.05 per share to consultants for services valued at $90,000. During May 2002, the consultants exercised all 3,000,000 options for aggregate cash proceeds of $150,000.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)



        During April 2002, the Company issued 2,000,000 shares of common stock to an attorney for legal services having a fair value of $200,000.

        (B) PREFERRED STOCK

        During 2002, the Company designated 15 shares of preferred stock as "Class A Preferred" with the following preferences: annual dividend of $12,000 payable quarterly; convertible in whole only into one half of one percent of the total number of issued and outstanding common shares of the Company on the date of conversion limited to a maximum conversion of 375,000 common shares.

        During June 2002, the Company issued 15 shares of Class A Preferred stock for cash of $90,000.

NOTE 5  LINE OF CREDIT

        In order to effectuate the purchase of J&B and an option to purchase a building, the Company entered into an agreement and signed a promissory note for a line of credit in the amount of $2,825,000, which shall cap at $2,000,000 when the principal balance is reduced to that amount. The note is due and payable in July 2005, but may be extended at the option of the Company if, on the original maturity date, the principal balance is equal to or less than $1,500,000. The note bears interest at the rate of LIBOR (1.77% at September 30, 2002) plus 10% per annum payable monthly. The agreement also requires that the principal amount owed on the note be reduced by the greater of (1) $250,000 per annum commencing after the first full calendar year following execution of the note, or
        (2) 50% of J&B's net operating earnings per fiscal quarter commencing with the first full fiscal quarter following execution of the note (See
        Note 2(B)).

NOTE 6  SEGMENT INFORMATION

        The Company operates in two business segments, Produce and Other. The Company operates the Produce segment through its wholly owned subsidiary J&B Wholesale Produce, Inc. ("J&B"). J&B receives its revenues from selling produce wholesale to restaurants and stores. Raptor Investments, Inc., LBI Properties, Inc. and LBI Eweb Communities, Inc. do not meet the quantitative thresholds for a reportable segment and are therefore included in the Other segment. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the period ended September 30, 2002:

                   RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)




                                               Produce            Other            Total
                                           -------------     --------------   -------------

        Revenues                           $  2,539,998      $      50,000    $  2,589,998
        Segment profit (loss)                  (139,971)          (381,096)       (521,067)
        Total assets                          2,416,560          2,882,745       5,299,305
        Additions to long-lived assets          388,765               -            388,765
        Depreciation and amortization            10,789              1,440          12,229

NOTE 7  GOING CONCERN

        As shown in the accompanying condensed consolidated financial statements, the Company incurred a net loss of $521,067, a negative cash flow from operations of $969,694 and has an accumulated deficit of $8,187,485. These factors raise substantial doubt about the Company's ability to continue as a going concern.

        Management's plan for the Company in regards to these matters is to continue to grow the produce operations of the business through the J&B Produce subsidiary, which management believes will provide the necessary revenue and earnings to enhance shareholder value. Management intends to focus the business on profitable core customers and reduce costs using inventory controls. The Company is also actively seeking to refinance its long-term debt on terms more favorable to the Company. Management believes that the actions presently taken to reduce operating costs and obtain refinancing provide for the Company to operate as a going concern.

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

PLAN OF OPERATION
-----------------

The Company plans to develop into a holding company through the acquisition of various business operations. The Company closed on the Acquisition of J&B Wholesale Produce, Inc. on July 2, 2002 and the Acquisition was reported on Form 8-K, which form is incorporated herein and made a part hereof by reference.

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




LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had a stockholder's equity of $5,299,305. As of September 30, 2002 the Company incurred net profit of $24,627. The Company plans to generate revenue in the future by retaining business consulting clients in the private and public sector. In addition, the Company plans to seek the acquisition of additional income producing assets such as J&B Wholesale Produce, Inc.

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

There was no litigation or liability related to any litigation either threatened or actual assumed by the Company as a result of the acquisition of J&B Wholesale Produce, Inc.

J&B Wholesale Produce Inc. has a dispute with the former CPA firm of J&B, for an unpaid invoice in the amount of $130.76. Under the terms of the Acquisition Agreement between Gennaro Mugnano and the Company, Mr. Mugnano was to provide for the payment of all accounts receivable of J&B incurred prior to July 1, 2002. The CPA firm, Scutillo, Blake, McMillan & Joyce, PA, maintains that the $130.76 is due and payable. Mr. Mugnano disputes the debt and has not made payment.The address of the firm Scutillo, Blake, McMillan & Joyce, PA is 8000 North University Drive, Fort Lauderdale, Florida 33321-2118

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------
On June 27, 2002 the Company issued fifteen (15) shares of Preferred Stock, Class A, to Mr. Christian T. Chiari in exchange for certain financial consulting services provided to the Company by Mr. Chiari, including the acquisition by Mr. Chiari of funding from Gelpid Associates, LLC in order that the Company could close on it's acquisition of J&B Wholesale Produce, Inc. The acquisition of J&B Wholesale Produce, Inc., and a description of the transaction between the Company and Gelpid Associates LLC is contained within the 8-K filing of the Company which is incorporated herein and made a part hereof by reference.

The Preferred Stock, Class A, has an annual dividend of $12,000 per share, payable in equal quarterly installments beginning with the date of issue. The Preferred Stock, Class A is convertible, in whole, but not in part, into so many shares of the Common Stock of the Company as equals one half of one percent (0.5%) of the total number of shares of issued and outstanding Common Stock of the Company on the date of conversion. However, no shares of Preferred Stock, Class A, is convertible into more than 375,000 Common shares. The Company failed to make the quarterly dividend payment on the Class A Preferred Stock due September 30, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable

ITEM 5. OTHER INFORMATION

The Company completed the acquisition of J&B Wholesale Produce, Inc. ("J&B") on July 1, 2002. The Company acquired 100% of the issued and outstanding common stock Of J&B, a privately held Florida Corporation, from Gennaro Mugnano in exchange for $ 2,325,000. J&B is engaged in the wholesale produce business in Florida. Pursuant to The agreement between Gennaro Mugnano and the Company, the Company acquired 1000 shares of J&B Common Stock, and J&B became a wholly-owned subsidiary of the Company. The financial information reported by the Company herein includes the results of operations from J&B for the period July 1, 2002 to September 30, 2002.

In order to effectuate the purchase, Raptor and J & B borrowed $2,825,000. from Gelpid Associates LLC ("Gelpid") a Florida Limited Liability Company. A promissory note ("Note") in the amount of $2,825,000. was executed. The Note has a term of three years, and bears interest at the rate of LIBOR plus ten percent, adjusted monthly. The minimum monthly payment due under the Note is accrued interest only. There is no prepayment penalty under the Note.


The Note is secured by the machinery, equipment, furniture, fixtures, inventory, accounts receivable, work in progress, , motor vehicles, computer hardware and computer software of J & B. UCC-1 Financing Statements have been filed by Gelpid and Gelpid has taken possession of the titles to all of the motor vehicles owned by J&B as per the Terms of the Loan Agreement between Raptor and Gelpid. Contemporaneously with the execution of the Note, Raptor and J & B entered into a loan agreement with Gelpid which permits Gelpid to either appoint one member to the Board of Directors of Raptor and J & B, or at the election of Gelpid to appoint an observer to be present at the meetings of the Board of Directors of Raptor and J & B.

The loan agreement requires, in addition to the minimum monthly interest payments under the Note, that the principal balance due under the Note be reduced by an amount equal to the greater of $250,000. per annum or 50% of net operating earnings of J & B per fiscal quarter.


As of September 30, 2002, the Company had not made any payments to reduce the principal Balance under the Note. Gelpid had not appointed any member to the Board of the Company And had not appointed any Board observer as of September 30, 2002.

-------------------------

Not Applicable

ITEM 6. EXHIBITS
--------------------------

(a) EXHIBITS.

The following exhibits are filed herewith.



          EXHIBIT NUMBER             DESCRIPTION
          --------------             -----------
           (a)                     Financial Data Schedule


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





DATED: November 29, 2002

                               BY: /S/ PAUL LOVITO
                                    ------------------
                                    PAUL LOVITO,
                                    CHAIRMAN, PRESIDENT AND
                                    CHIEF EXECUTIVE OFFICER



                                 BY:  /S/ MATTEW LOVITO
                                 -----------------------
                                 MATTHEW  LOVITO,
                                 TREASURER AND CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL ACCOUNTING OFFICER)