Form 10KSB
period 2002-12-31
RAPTOR INVESTMENTS INC
filed 2003-05-15
CIK 915661

ANNUAL REPORT 12/31/02

                                [OBJECT OMITTED]
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                 EXCHANGE ACT OF

                         1934 For the fiscal year ended
                               December 31, 2002.

                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         COMMISSION FILE NUMBER 0-23026

                            RAPTOR INVESTMENTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                  22-3261564
  --------------------------------                  -------------------
  (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

        105 NW 13th Street
             Pompano Beach, Florida                       33069
        ---------------------------                     ----------
           (Address of principal                        (Zip Code)
             executive offices)

Registrant's telephone number including area code:     (954) 346-5799
                                                       --------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. Yes X No

The issuer's revenues for the fiscal year ended December 31, 2002 were $ 5,129,759.

As of December 31, 2002, there were 48,887,681 shares of Common Stock outstanding. Based on the average high and low bid prices of the Common Stock on December 31, 2002, the approximate aggregate market value of Common Stock held by non-affiliates was $ 467,102.(1)


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, and the Registrant's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31,
2000 and December 31, 2001 as listed in response to Item 13(a)(2).

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---
(1) The aggregate dollar value of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the average of the high and low bid prices for the Company's Common Stock on December 31, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% stockholder in the Company may or may not be deemed an affiliate of the Company, or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.



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

Raptor Investments, Inc., formerly Paramark Enterprises, Inc., (the Company), a Florida corporation, was originally formed in December 1985 , under the name T.J. Cinnamons, Inc., as a franchiser of specialty retail bakeries. Previous management acquired the Company from its founders in 1992, sold the retail bakeries and franchise system in 1996 to Triarc Restaurant Group, and subsequently developed the Company into a wholesale manufacturer and distributor of specialty bakery products. The majority of the wholesale bakery operations were sold to Rich Products Manufacturing Group in December 2000 with the remaining assets sold to Brooks Street Companies, Inc. in October 2000. In August 2001, the Company completed the sale of 500,000 shares of the Company's common stock in a privately negotiated transaction for a purchase price of $30,000. The shares were sold to a group of investors. Pursuant to the transaction, the former officers and directors resigned and were replaced by the investors. In December 2001, the Company entered into agreements to acquire LBI Properties, Inc., a development stage real estate holding company, and LBI E Web Communities, Inc., an internet-related holding company. The acquisition of these companies was closed on January 7, 2002. These companies were held by the current management prior to their acquisition by the Company. In October 2001 the Company changed its name to Raptor Investments, Inc. and changed its trading symbol to RAPT. The Company's Common Stock is publicly traded on the OTC Bulletin Board under the symbol RAPT.

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

LBI Properties, Inc. Transaction. In December 2001, the Company entered into an Acquisition Agreement with LBI Properties, Inc., a Florida corporation, and the shareholders of LBI Properties. The shareholders of LBI Properties include the Company's Chairman, President and CEO Paul F. Lovito,Jr., the Company's CFO and Treasurer Matthew J. Lovito and the Company's Vice President and Director Marc
A. Lovito, officers and directors of the Company. Pursuant to the Acquisition Agreement, the Company effected the stock exchange at the rate of 1:5. The Company acquired all of the issued and outstanding shares of the Common Stock of LBI Properties in exchange for the issuance of 19,974,298 shares of the Common Stock of the Company to be delivered to the LBI Properties shareholders on a pro-rata basis. This acquisition closed on January 7, 2002. LBI Properties is an early stage real estate holding company. LBI Properties currently owns a residential lot in Cape Coral, Florida, and has identified two additional residential lots that it intends to acquire in the near future. In addition to the foregoing, LBI Properties is seeking acquisitions in the following areas: income producing commercial and residential properties, residential development projects, leisure and destination properties, and real estate service operations.

LBI E Web Communities, Inc. Transaction. In December 2001, the Company entered into a Stock Acquisition Agreement with the Company's Chairman, President and CEO Paul F. Lovito, Jr., the Company's CFO and Treasurer Matthew J. Lovito, Company's Vice President and Director Marc A. Lovito, Darrin Lovito and LBI Capital Partners, L.P., a limited partnership in which the Company's Chairman, President and CEO is a general partner, as shareholders of LBI E Web Communities, Inc., a Florida corporation. Pursuant to the Stock Agreement, the Company effected the stock exchange at the rate of 1:3. The Company acquired all of the issued and outstanding shares of the Common Stock of LBI E Web in exchange for the issuance of 19,800,000 shares of the Common Stock of the Company to be delivered to the LBI E Web shareholders on a pro-rata basis. This acquisition closed on January 7, 2002. LBI E Web is an Internet related holding company that currently owns the following five domain names:
FinanceItOnTheWeb.com (a financial services directory site), Brassbulls.com (a public relations and financial information site), MyEnumber.com (an online address book and one stop Rolodex), Homewaiter.com (a food delivery and information site), and Mimesaro.com (a Spanish food delivery and information site). Brassbulls.com and MyEnumber.com websites are in the final phases of construction while the development of the other listed websites will commence shortly. LBI E Web plans to create a network of self-developed websites covering a diverse universe of subjects.

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

The J&B Wholesale Produce, Inc. transaction. Effective July 2, 2002 Raptor acquired 100% of the issued and outstanding stock of J&B Wholesale Produce, Inc., from Gennaro Mugnano, in exchange for $2,325,000., as described in the 8-K document filed with the SEC on July 2, 2002. Raptor and J&B borrowed $2,825,000. from Gelpid Associates, LLC, a Florida Limited Liability Company, in order to complete the acquisition. A true and correct copy of the Stock Purchase Agreement is included in the 8-K filing and is incorporated herein by reference. The loan to Raptor by Gelpid Associates LLC was personally guaranteed by the President of Raptor, Mr. Paul Lovito. J&B is engaged in the wholesale produce industry. Pursuant to the Stock Purchase Agreement, Raptor acquired 1000 shares of J&B common Stock, par value $0.01, and J&B became a wholly-owned subsidiary of Raptor. J&B was incorporated in Florida as a for-profit corporation on May 16, 1994. The loan from Gelpid Associates is evidenced by a note, which has a term of three years and bears interest at the rate of LIBOR plus ten percent per annum. The minimum monthly payment due under the note is accrued interest only. There is no prepayment penalty under the note. The note is secured by the machinery, equipment, furniture, fixtures, inventory, accounts receivable, works in progress, motor vehicles, and computer hardware and software of J&B. Raptor has received an additional loan commitment from Gelpid in the amount of $800,000. With which Raptor intends to (1) close on the purchase of the cold storage warehouse housing J&B located in Pompano Beach, Florida in the amount of approximately $400,000., and (2) utilize approximately $400,000. to expand J&B into a retail seller of fruits, vegatables, dairy products and prepared foods.

The foregoing summaries of the Lovitos Agreement, the LBI Properties, Inc. Agreement, the LBI E Web Agreement, the J&B Wholesale Produce, Inc. agreement and the Raptor Merger are only a brief description of the agreements and are qualified in their entirety by the detailed provisions of the agreements which were filed as exhibits to the Company's Current Report on Form 8-K filed on August 23, 2001 (Lovitos Transaction), Schedule 14C filed on December 3, 2001(Raptor Merger) and Form 8-K filed on January 7, 2002 (LBI Properties, Inc. and LBI E Web Communities, Inc. Transaction) and the Form 8-K filed on July 2, 2003 (J&B transaction) are incorporated herein by reference.

                                  Risk Factors

In addition to the other information in this report, the following information should be considered carefully by investors in evaluating the Company and its business.

(a) History of Operating Losses; Operating Cash Flow Deficit. The Company has had net operating losses since 1988. For the fiscal year ended December 31, 2002, the Company's net operating loss on a going concern basis was $1,305,618. There can be no assurance that the Company will achieve profitable operations and a positive cash flow. See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

(d) Dividend Policy. To date, the Company has not paid any dividends on its Common Stock. The Board of Directors does not anticipate declaring any cash dividends on its Common Stock in the foreseeable future. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices and other factors. The company has an obligation to pay dividends on it's preferred stock, Class A, as noted below. In June 2002, the Company issued 15 shares of its Preferred Stock, Class A in exchange for $90,000. Each share of Preferred Stock, Class A bears an annual dividend of $12,000., payable quarterly, and is convertible into so many shares of the Common stock of the company as equal one half of one percent of the total issued and outstanding common stock at the time of conversion, however no share of Preferred Stock shall convert into more than 375,000 common shares.

The management of the company will not pay a dividend on the common stock until and unless the dividends payable on the preferred stock are current.

(e) Control by Directors and Executive Officers. The directors, executive officers and their affiliates own approximately 69% of the Company's outstanding Common Stock and, therefore, are in a position to elect all of the Company's directors who, in turn, elect all of the Company's executive officers. Members of management, if acting in concert, will have sufficient voting power to control the outcome of all corporate matters submitted to the vote of shareholders, including the election of directors, changes in the size and composition of the Board of Directors, mergers, tender offers, and open-market purchase programs that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in several members of management could have the effect of delaying or preventing a change in control of the Company and may effect the market price of the Company's common stock.

ITEM 2. PROPERTIES

The corporate offices of Raptor Investments, Inc. are in Pompano Beach, Florida, and consist of approximately 2000 square feet of office space located within the cold storage facility of J&B Wholesale Produce, Inc. The office space is currently provided by J&B at a cost of $6,500 on a month to month basis.

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

In January 2001, the Company and certain of its officers were named as a defendant in a civil action filed by Pensabene International, Inc. (the Plaintiff) in the Superior Court for the State of California. The claim is for damages for misappropriation of trade secrets, trade libel, breach of confidentiality, breach of fiduciary duty, tortuous interference with economic relations, breach of contract, common law palming off, unfair business practices and a violation of state antitrust laws. This action arose resulted from the Company's employment of Kandy Konn, a former employee and consultant of the Plaintiff. On February 8, 2002 the Company and certain of its officers received a jury verdict in favor of all defendants on all claims. However, subsequent to the jury verdict a dispute arose between the Company and its insurers concerning the payment of legal fees relating to the successful defense of the action. Insurors have paid $682,000. in legal fees, there remains due and payable $468,000. The company and the insurers have entered into a tentative settlement on the balance but said settlement has not yet been paid.

In May of 2002, the Company (through LBI Group, Inc.) was named as a Defendant in a Civil Action brought by John Lary in the Circuit Court of Madison County, Alabama. The suit alleged a violation under the Telephone Consumer Protection Act of 1991, in that the Company, in concert with other individuals and corporations, is alleged to have delivered an unsolicited facsimile communication to one person. The management of the Company deems the amount in controversy to be not material to the business of the Company.

The Company has received certain written claims brought by Alan Gottlich and Charles Loccisano related to the "Lovito Transaction" which is fully described above. These claims include (a) breach of a tender offer obligation; (b) breach of an obligation to purchase and register Company shares belonging to the claimants; (c) breach of obligations to pay certain transactional and consulting fees; (d) breach of obligation to pay certain insurance premiums; and (e) breach of contractual restrictions on the dilution of the claimant's shares owned. The Company is in settlement negotiations concerning these alleged claims. The material impact of these claims on the Company are unknown at this time.

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

The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by OTC Bulletin Board for the twelve months ended December 31, 2001 and December 31, 2002. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.




                                                         High       Low
                                                        -----------------
Quarters Ending:
----------------
March 31, 2001 ......................                     $.10    $.035
June 30, 2001 .......................                      .12      .03
September 30, 2001 ..................                      .15      .09
December 31, 2001 ...................                      .12      .07

Quarters Ending:
----------------
March 31, 2002 ......................                     $.29     $.02
June 30, 2002 .......................                      .33      .06
September 30, 2002 ..................                      .24      .01
December 31, 2002 ...................                      .05      .01

The Company has not paid any dividends in the past. Declaration of dividends in the future will remain within the discretion of the Company's Board of Directors. Future dividends, if any, will be dependent upon the results of operations and financial condition of the Company, tax considerations, industry standards, economic conditions, general business practices, the position of the company as regards it's obligations to the preferred shareholders, and other factors.

SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the Company's fiscal years ended December 31, 1999, 2000, 2001, and 2002:

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

6. In June 2002, the Company issued 15 shares of its Preferred Stock, Class A in exchange for $90,000. Each share of Preferred Stock, Class A bears an annual dividend of $12,000., payable quarterly, and is convertible into so many shares of the Common stock of the company as equal one half of one percent of the total issued and outstanding common stock at the time of conversion, however no share of Preferred Stock shall convert into more than 375,000 common shares.

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

PLAN OF OPERATION

The Company's primary operations are centered in the J&B Wholesale Produce, Inc. wholly-owned subsidiary. J&B is a regional provider of produce to restaurants in Miami-Dade, Broward, Palm Beach, Martin and Monroe counties in southeast Florida. Management expects 2003 gross sales in the J&B unit of $12 million.

The company continues, on a limited basis, to pursue a variety of long-term consulting contracts from publicly traded and privately held companies. The Company plans to provide consultation in various areas including: mergers and acquisitions; venture capital; public relations; restructuring and financing. The Company plans to market its services to publicly traded and privately held companies through referrals and advertising in various business publications.

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

In addition to the agreement to acquire LBI Properties, the Company entered into an agreement in December 2001 to acquire LBI E Web Communities, Inc. LBI E Web is an Internet related holding company that currently owns the following five domain names: FinanceItOnTheWeb.com (a financial services directory site), Brassbulls.com (a public relations and financial information site), MyEnumber.com (an online address book and one stop Rolodex), Homewaiter.com (a food delivery and information site), and Mimesaro.com (a Spanish food delivery and information site). Brassbulls.com is operational. The other websites are in the final phases of construction while the development of the other listed websites will commence shortly. LBI E Web plans to create a network of self-developed websites covering a diverse universe of subjects. The development of these websites is currently being funded by the Company's Chairman, President and CEO until such time as the Company is able to secure adequate capital.

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

Revenues for the fiscal year ended December 31, 2002 were $ 5,076,789, from $71,348. in revenues for 2001. This increase in revenues was a result of the Acquisition of J&B Wholesale Produce, Inc.

Our operating loss was $ 1,305,618 in 2002.

The Company's increase in revenues and reduction in net loss are a direct result of its acquisition of J&B.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company had a stockholder's deficit of $ 8,963,072. As of December 2002 the Company also incurred losses of $ 1,395,618. The Company plans to decrease this deficit and reduce losses by continuing to grow its wholesale Produce business in the J&B subsidiary, and in retaining business consulting clients in the private and public sector. In addition, the Company plans to seek the acquisition of income producing assets in exchange for its securities.

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

On March 6, 2002 the Company engaged Weinberg & Co. ("WC") as its independent public accountants for the Company's fiscal year ended December 31, 2001. During the Company's three fiscal years ended December 31, 2002, the Interim Period and the Second Interim Period, the Company did not consult with WC with respect to any of the matters contemplated by Item 304 (a) (2) (i) - (ii) of Regulation S-K.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers and directors are as follows:



==============================================================================
Name                   Age    Position with the Company       Director Since
------------------------------------------------------------------------------
Paul F. Lovito Jr.     34     Chairman, President ,Chief         2001
                                Executive Officer
                              and Director
------------------------------------------------------------------------------
Matthew J. Lovito      30     Chief Financial Officer,           2001
                             Treasurer and Director
------------------------------------------------------------------------------
Marc A. Lovito         27     Vice President and                 2001
                              Director
------------------------------------------------------------------------------
Don A. Paradiso, Esq.  45    Director                            2003
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

Don A. Paradiso was elected as a Director of the company in 2003. Mr. Paradiso has been a member of the State Bar of New York since 1983 and of Florida since 1993. Mr. Paradiso was Special Assistant United States Attorney for the Eastern District of New York from 1983 until 1987. From 1987 until 1989, he was counsel to Xerox Corporation. From 1989 until 1991, he was counsel to Globe Security Systems. From 1992 until 1994, Mr. Paradiso was counsel to the National Workers Compensation Insurance Reinsurance Pools. In 1994 he founded the law firm of Don
A. Paradiso, P.A. and is actively engaged in the practice of law in Pompano Beach, Florida. Mr. Paradiso received a B.A. from Wake Forest University in 1979 and a J.D. from Pepperdine University School of Law in 1982.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer and each other officer who made in excess of $100,000 (salary plus bonuses) (the Named Officers) for the fiscal years ended December 31, 2002, 2001 and 2000. No other executive officers of the Company who were serving as such at the end of such fiscal years received salary and bonus in excess of $100,000.


   Long Term Compensation Awards

                                        Annual Compensation   Other
Name and Principal                                            Annual       Securities
Position                   Year       Salary       Bonus      Comp.(1)  Underlying Options
Paul Lovito,               2002       $36,350.      $0         $0             -0-
Chairman, President and
Chief Executive Officer

Matthew Lovito,            2002       $32,200.      $0         $0             -0-
Chief Financial Officer
and Treasurer

Marc Lovito,               2002       $32,200.      $0         $0             -0-
Vice President

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The company granted 2,500,000 options to purchase one share per option of the company's common stock at the exercise price of $0.10 per share to Mr. Jose Caraballo on February 14, 2002. The options were granted pursuant to a consulting services agreement between Mr. Caraballo and the company dated February 14, 2002.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of December 31, 2002 as to the beneficial ownership of Common Stock (including shares which may be acquired within sixty days pursuant to stock options) of each director of the Company and the executive officers of the Company listed in the Summary Compensation Table below, all directors and executive officers as a group and persons known by the Company to beneficially own more than 5% of the Common Stock. Except as set forth below, no person beneficially owns more than 5% of the Common Stock.

                          Number of Shares
Name and Address of       of Common Stock              Percent
Beneficial Owner (1)      Beneficially Owned (2)  Beneficially Owned
--------------------      ----------------------  ------------------
Paul Lovito (1)                       27,959,600             63.71%
LBI Capital Partners, LP               7,900,000             18.00%
LBI Holdings, Inc.                     3,420,000              7.79%
Matthew Lovito (2)                     2,780,000              6.33%
Marc Lovito (3)                        2,578,000              5.87%
Darrin Lovito                          2,402,000              5.47%

   All directors and executive
   officers as a group                33,317,600             75.92%

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

LBI PROPERTIES, INC. TRANSACTION

In December 2001, the Company entered into an Acquisition Agreement with LBI Properties, Inc., a Florida corporation, and the shareholders of LBI Properties. The shareholders of LBI Properties include the Company's Chairman, President and CEO Paul F. Lovito,Jr., the Company's CFO and Treasurer Matthew J. Lovito and the Company's Vice President and Director Marc A. Lovito, officers and directors of the Company. Pursuant to the Acquisition Agreement, the Company effected the stock exchange at the rate of 1:5. The Company acquired all of the issued and outstanding shares of the Common Stock of LBI Properties in exchange for the issuance of 19,974,298 shares of the Common Stock of the Company to be delivered to the LBI Properties shareholders on a pro-rata basis. This acquisition closed on January 7, 2002.

LBI E WEB COMMUNITIES, INC. TRANSACTION

In December 2001, the Company entered into a Stock Acquisition Agreement with the Company's Chairman, President and CEO Paul F. Lovito, Jr., the Company's CFO and Treasurer Matthew J. Lovito, Company's Vice President and Director Marc A. Lovito, Darrin Lovito and LBI Capital Partners, L.P., a limited partnership in which the Company's Chairman, President and CEO is a general partner, as shareholders of LBI E Web Communities, Inc., a Florida corporation. Pursuant to the Stock Agreement, the Company effected the stock exchange at the rate of 1:3. The Company acquired all of the issued and outstanding shares of the Common Stock of LBI E Web in exchange for the issuance of 19,800,000 shares of the Common Stock of the Company to be delivered to the LBI E Web shareholders on a pro-rata basis. This acquisition closed on January 7, 2002.


                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES


                                    CONTENTS


PAGE     1     INDEPENDENT AUDITORS' REPORT

PAGE     2     CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2002

PAGE     3     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002
               (CONSOLIDATED) AND 2001 (COMBINED)

PAGES  4 - 5   STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE
               YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001 (COMBINED)

PAGE     6     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002
               (CONSOLIDATED) AND 2001 (COMBINED)

PAGES  7 - 20  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
  Raptor Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Raptor Investments, Inc. and subsidiaries as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the two years ended December 31, 2002 (consolidated) and 2001 (combined). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Raptor Investments, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the two years ended December 31, 2002 (consolidated) and 2001 (combined), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has a net loss of $1,305,618, a negative cash flow from operations of $301,707, a working capital deficiency of $204,442 and a stockholders' deficiency of $746,419. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 15. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 11, 2003

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
CURRENT ASSETS
 Cash                                                                               $           9,377
 Restricted cash                                                                              355,635
 Investments, net                                                                               1,000
 Accounts receivable, net                                                                     951,126
 Inventories                                                                                  138,589
 Due from shareholder                                                                          16,470
 Other current assets                                                                          13,976
                                                                                    -----------------
     Total Current Assets                                                                   1,486,173
                                                                                    -----------------

PROPERTY AND EQUIPMENT, NET                                                                 1,125,767
                                                                                    -----------------
OTHER ASSETS
  Deposits                                                                                      2,525
  Goodwill                                                                                  1,111,077
  Option to purchase building                                                                 500,000
                                                                                    -----------------
     Total Other Assets                                                                     1,613,602
                                                                                    -----------------

TOTAL ASSETS                                                                        $       4,225,542
------------
                                                                                    =================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Cash overdraft                                                                    $          27,328
  Accounts payable                                                                          1,342,387
  Accrued interest                                                                             54,405
  Loans payable - related parties                                                             150,125
  Capital leases - current portion                                                            116,370
                                                                                    -----------------
     Total Current Liabilities                                                              1,690,615
                                                                                    -----------------

LONG-TERM LIABILITIES
  Line of credit                                                                            2,825,000
  Capital leases - non-current                                                                456,346
                                                                                    -----------------
     Total Long-Term Liabilities                                                            3,281,346
                                                                                    -----------------

TOTAL LIABILITIES                                                                           4,971,961
                                                                                    -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value, 5,000,000 shares authorized
   Series A Preferred stock, 15 shares authorized, 15 shares
   issued and outstanding                                                                           1
  Common stock, $.01 par value, 100,000,000 shares
  authorized, 48,887,681 shares issued and outstanding                                        488,878
  Additional paid-in capital                                                                9,542,870
  Subscription receivable                                                                    (178,700)
  Other comprehensive loss                                                                     (6,885)
  Note receivable - stockholder                                                            (1,580,404)
  Treasury stock                                                                              (49,107)
  Accumulated deficit                                                                      (8,963,072)
                                                                                    -----------------
     Total Stockholders' Deficiency                                                          (746,419)
                                                                                    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                       $      4,225,542
----------------------------------------------                                       ================


          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                                       For the Year Ended             For the Year Ended
                                                                        December 31, 2002             December 31, 2001
                                                                         (Consolidated)                    (Combined)
                                                                    --------------------------      -----------------------
REVENUE
  Sales                                                             $                5,076,759        $                -
  Consulting income                                                                     53,000                         -
  Interest                                                                                -                          70,001
  Royalty                                                                                 -                           1,347
                                                                    --------------------------
       Total Revenue                                                                 5,129,759                       71,348
                                                                    --------------------------      -----------------------
COST OF GOODS SOLD                                                                   3,931,640                         -
                                                                    --------------------------      -----------------------
GROSS PROFIT                                                                         1,198,119                       71,348
                                                                    --------------------------      -----------------------
OPERATING EXPENSES
  Selling expense                                                                      269,723                         -
  Professional fees                                                                    942,705                      176,750
  Other general and administrative                                                   1,160,278                      501,819
                                                                    --------------------------      -----------------------
       Total Operating Expenses                                                      2,372,706                      678,569
                                                                    --------------------------      -----------------------
LOSS FROM OPERATIONS                                                                (1,174,587)                    (607,221)
                                                                    --------------------------      -----------------------
OTHER INCOME (EXPENSE)
  Loss on settlement of note receivable                                                (13,901)                        -
  Interest expense                                                                    (261,034)                      (1,800)
  Interest income                                                                      143,904                         -
                                                                    --------------------------      -----------------------
       Total Other Income (Expense)                                                   (131,031)                     (1,800)
                                                                    --------------------------      -----------------------

 NET LOSS                                                            $               (1,305,618)     $             (609,021)
--------                                                            ==========================      =======================
LOSS PER SHARE
  Net loss
  Preferred stock dividends                                                           90,000                         -
                                                                    --------------------------      -----------------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                           $               (1,395,618)     $              (609,021)
-----------------------------------------                           ==========================      =======================

LOSS PER SHARE - BASIC AND DILUTED                                  $                    (0.03)     $                 (0.01)
                                                                    ==========================      =======================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND DILUTED                                                     47,328,777                   43,642,476
                                                                    ==========================      =======================

          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
    FOR THE YEARS ENDED DECEMBER 31, 2002 (CONSOLIDATED) AND 2001 (COMBINED)

                                                         Preferred Stock                              Common Stock
                                                  Shares                Amount                Shares                 Amount
                                              ----------------      ----------------     ------------------      ----------------
Balance January 1, 2001                                      -              $      -             41,587,681            $  415,878

Issuance of common stock for cash                            -                     -                500,000                 5,000

Issuance of common stock for cash                            -                     -              1,800,000                18,000

Cash received on note receivable,
net of interest income                                       -                     -                      -                     -

Net loss, 2001                                               -                     -                      -                     -
                                                    ----------            ----------             ----------            ----------
Balance, December 31, 2001                                   -                     -             43,887,681               438,878

Issuance of common stock for services                        -                     -              2,000,000                20,000

Issuance of preferred stock for cash                        15                     1                      -                     -

Issuance of options for services                             -                     -                      -                     -

Exercise of options                                          -                     -              3,000,000                30,000

Cash received on note receivable,
net of interest income                                       -                     -                      -                     -

Other comprehensive loss                                     -                     -                      -                     -

Net loss, 2002                                               -                     -                      -                     -

Total comprehensive loss                                     -                     -                      -                     -
                                                    ----------            ----------             ----------            ----------

  BALANCE, DECEMBER 31, 2002                                15            $        1             48,887,681            $  488,878
                                                    ==========            ==========             ==========            ==========



                                                             Subscription          Additional Paid-In        Note Receivable
                                                              Receivable                Capital                Stockholder
                                                           ------------------      -------------------      -------------------

Balance January 1, 2001                                          $  (185,200)                8,775,739              $(1,700,000)

Issuance of common stock for cash                                           -                   25,000                        -

Issuance of common stock for cash                                           -                  (12,000)                       -

Cash received on note receivable,
net of interest income                                                      -                        -                  249,000

Net loss, 2001                                                              -                        -                        -
                                                                  -----------              -----------              -----------
Balance, December 31, 2001                                           (185,200)               8,788,739               (1,451,000)

Issuance of common stock for services                                       -                  180,000                        -

Issuance of preferred stock for cash                                        -                   89,999                        -

Issuance of options for services                                            -                  364,132                        -

Exercise of options                                                     6,500                  120,000                        -

Cash received on note receivable,
net of interest income                                                      -                        -                 (129,404)

Other comprehensive loss                                                    -                        -                        -

Net loss, 2002                                                              -                        -                        -

Total comprehensive loss                                                    -                        -                        -
                                                                  -----------              -----------              -----------

  BALANCE, DECEMBER 31, 2002                                      $  (178,700)             $ 9,542,870              $(1,580,404)
                                                                  ===========              ===========              ===========


          See accompanying notes to consolidated financial statements.

                                                                                     Treasury Stock
                                                                             Shares                   Amount
                                                                       -----------------       -------------------
Balance January 1, 2001                                                        3,040,800                $  (49,107)

Issuance of common stock for cash                                                      -                         -

Issuance of common stock for cash                                                      -                         -

Cash received on note receivable, net of interest
  income                                                                               -                         -

Net loss, 2001                                                                         -                         -
                                                                              ----------                ----------

Balance, December 31, 2001                                                     3,040,800                   (49,107)

Issuance of common stock for services                                                  -                         -

Issuance of preferred stock for cash                                                   -                         -

Issuance of options for services                                                       -                         -

Exercise of options                                                                    -                         -

Cash received on note receivable, net of interest
  income                                                                               -

Other comprehensive loss                                                               -                         -

Net loss, 2002                                                                         -                         -

Total comprehensive loss                                                               -                         -
                                                                              ----------                ----------

BALANCE, DECEMBER 31, 2002                                                     3,040,800                $  (49,107)

                                                                              ==========                ==========


                                                          Other Comprehensive             Accumulated
                                                                 Loss                       Deficit              Total
                                                    ----------------------       --------------------       -------------------
Balance January 1, 2001                                                 -                 $(7,048,433)              $   208,877

Issuance of common stock for cash                                       -                           -                    30,000

Issuance of common stock for cash                                       -                           -                     6,000

Cash received on note receivable, net of interest
  income                                                                -                           -                   249,000

Net loss, 2001                                                          -                    (609,021)                 (609,021)
                                                              -----------                 -----------               -----------

Balance, December 31, 2001                                              -                  (7,657,454)              $  (115,144)

Issuance of common stock for services                                   -                           -                   200,000

Issuance of preferred stock for cash                                    -                           -                    90,000

Issuance of options for services                                        -                           -                   364,132

Exercise of options                                                     -                           -                   156,500

Cash received on note receivable, net of interest
  income                                                                -                           -                  (129,404)

Other comprehensive loss                                           (6,885)                          -                    (6,885)

Net loss, 2002                                                          -                 (1,305,618)                (1,305,618)

Total comprehensive loss                                                -                           -                (1,312,503)
                                                              -----------                 -----------               -----------

BALANCE, DECEMBER 31, 2002                                    $    (6,885)                $(8,963,072)              $  (746,419)
-------------------------------------------------             ===========                 ===========               ===========


          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                     For the Year Ended      For the Year Ended
                                                                                     December 31, 2002       December 31, 2001
                                                                                       (Consolidated)            (Combined)
                                                                                     ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                  $(1,305,618)            $  (609,021)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Changes in operating assets and liabilities:
   Allowance for doubtful accounts                                                               18,387                    --
   Depreciation                                                                                  45,793                    --
   Common stock and options issued for services                                                 564,132                    --
   Interest income accrued                                                                     (143,904)                   --
   Contract receivable settlement                                                                13,901                    --
   (Increase) decrease in:
    Accounts receivable                                                                        (339,431)                 32,781
    Inventories                                                                                 (51,106)                   --
    Royalty receivable                                                                           29,280                 (29,280)
    Other current assets                                                                         (7,006)                 58,681
   Increase (decrease) in:
    Accounts payable                                                                            792,132                 (59,754)
    Accrued interest expense                                                                     54,405                    --
    Cash overdraft                                                                               27,328                    --
                                                                                            -----------             -----------
           Net Cash Used In Operating Activities                                               (301,707)               (606,593)
                                                                                            -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of investment securities                                                              (7,885)                   --
  Purchase of property and equipment                                                             (6,800)
  Restricted cash                                                                              (355,635)                   --
  Building purchase option                                                                     (500,000)                   --
  Acquisition of subsidiary                                                                  (2,325,000)                   --
  Proceeds from notes receivable                                                                277,320                 140,049
  Due from stockholder                                                                            1,400                 (17,870)
                                                                                            -----------             -----------
           Net Cash Provided By (Used In) Investing Activities                               (2,909,800)                115,379
                                                                                            -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit                                                                2,825,000                    --
  Proceeds from notes receivable - stockholder                                                   14,500                 249,000
  Proceeds from loan payable - related party                                                    100,000                 100,000
  Proceeds from loan payable - former officers                                                  (13,442)                  9,400
  Payments on capital leases                                                                    (56,808)
  Proceeds from sale of common and preferred stock                                              246,500                  94,801
                                                                                            -----------             -----------
           Net Cash Provided By Financing Activities                                          3,115,750                 453,201
                                                                                            -----------             -----------

NET DECREASE IN CASH                                                                            (95,757)                (38,013)

CASH - BEGINNING OF YEAR                                                                        105,134                 143,147
                                                                                            -----------             -----------

CASH - END OF YEAR                                                                          $     9,377             $   105,134
                                                                                                                    -----------
                                                                                            ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense                                                              $   206,629                    --
                                                                                            ===========             ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Property acquired under capital lease                                                       $    68,553             $      --
                                                                                            ===========             ===========

Exchange of contract receivable for accrual expenses                                        $   393,730             $      --
                                                                                            ===========             ===========

          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) ORGANIZATION AND NATURE OF OPERATIONS

Raptor Investments, Inc. formerly Paramark Enterprises, Inc. (Delaware), a Delaware corporation was merged with and into Raptor Investments, Inc., a Florida corporation on December 24, 2002. Upon completion of the merger, the Delaware corporation ceased existence as of the date of the merger and Raptor Investments, Inc. became the reporting entity.

Effective January 7, 2002, Raptor Investments, Inc. acquired LBI Properties, Inc. and LBI Eweb Communities, Inc. by issuing 19,974,298 and 19,800,000 shares, respectively of its common stock for all of the outstanding common stock of LBI Properties, Inc. and LBI Eweb Communities, Inc., respectively. LBI Properties, Inc. operations include acquiring, managing and developing real estate properties. LBI Eweb Communities, Inc. operates various information websites for investors. The merger has been accounted for as a business combination of entities under common control because all of the entities had common ownership interests, and accordingly, the consolidated financial statements have been prepared to include the combined results of operations, financial position and cash flows of Raptor Investments, Inc. and its subsidiaries for all the period presented (See Note 6(A)).

On July 2, 2002, Raptor Investments, Inc. acquired 100% of the issued and outstanding common stock of J&B Produce, Inc. in exchange for cash of $2,325,000. The acquisition was recorded under the purchase method of accounting. J&B Produce, Inc.'s operations consist of produce sales to restaurants in South Florida (See Note 7(B)).

(B) PRINCIPLES OF CONSOLIDATION AND COMBINATION

The 2001 financial statements include the accounts of Raptor Investments, Inc. and its affiliated companies LBI Properties, Inc. and LBI EWeb Communities, Inc. All intercompany accounts have been eliminated in the combination.

The 2002 financial statements include the accounts of Raptor Investments, Inc. and its wholly owned subsidiaries LBI Properties, Inc. and LBI EWeb Communities, Inc. and J&B Produce, Inc. (from July 2, 2002, date of acquisition). All intercompany accounts have been eliminated in the consolidation.

Raptor Investments, Inc. and its subsidiaries LBI Properties, Inc., LBI EWeb Communities, Inc. and J&B Produce, Inc. are hereafter referred to as the "Company".

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


(C) USE OF ESTIMATES

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

(D) CASH

The Company maintains cash at financial institutions.

(E) MARKETABLE SECURITIES

The Company's marketable securities are comprised of equity securities, all classified as available-for-sale. These investments are carried at their fair value of $1,000 based upon the quoted market prices of those investments as of December 31, 2002. At December 31, 2002, unrealized losses of $6,885 are included in stockholders' equity as other comprehensive loss.

(F) INVENTORY

Inventory consists of purchased produce, fruit and vegetables and is valued at the lower of cost or market. Cost is determined using the first-in, first-out
(FIFO) method.

(G) PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of the assets from three to thirty nine years.

(H) LONG-LIVED ASSETS, GOODWILL AND INTANGIBLE ASSETS

In accordance with SFAS 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


(I) INCOME TAXES

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

(J) STOCK-BASED COMPENSATION

In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), the Company has elected to account for stock options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations.

(K) REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognizes revenue at the time of delivery and acceptance of produce products by the customers. The Company recognizes revenue from service contracts over the life of the services. The Company recognizes royalty income upon receipt.

(L) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities, approximates fair value due to the relatively short period to maturity for these instruments.

(M) BUSINESS SEGMENTS

The Company's operations are classified into two reportable segments, Produce and Other.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


(N) EARNINGS (LOSS) PER SHARE

Net loss per common share for the period ended December 31, 2002 and 2001 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share". The effect of common stock equivalents was not used since the effect was antidilutive.

(O) NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. Earlier application is encouraged.

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

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


In October 2002, the FASB issued Statement No. 147 ("SFAS 147"), "Acquisitions of Certain Financial Institutions." SFAS 147 addresses financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets of financial institutions, including those acquired in transactions between two or more mutual enterprises. These provisions of the statement will be effective for acquisitions on or after October 1, 2002.

In December 2002, the Financial Accounting Standards Board issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123," ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") and provides alternative methods for accounting for a change by registrants to the fair value method of accounting for stock-based compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosure in the significant accounting policy footnote of both annual and interim financial statements of the method of accounting for stock based-compensation and the related pro forma disclosures when the intrinsic value method continues to be used. The statement is effective for fiscal years beginning after December 15, 2002, and disclosures are effective for the first fiscal quarter beginning after December 15, 2002.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2 ACCOUNTS RECEIVABLE

Accounts receivable as of December 31, 2002 consisted of the following:

        Accounts receivable                           $       970,536
        Less allowance for doubtful accounts                  (19,410)
                                                      ---------------

                                                      $       951,126
                                                      ===============

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


The Company maintains an allowance for doubtful accounts based on management's analysis of historical customer collections and risk. For the years ended December 31, 2002 and 2001, the Company recorded a provision for doubtful accounts of $18,387 and $0, respectively.

NOTE 3 CONTRACT RECEIVABLE

On December 15, 2001, Paramark Enterprises, Inc. (Delaware) consummated an asset purchase agreement with Rich Products, pursuant to which Paramark Enterprises, Inc (Delaware) sold its bakery operations located in El Cajon, California representing a majority of their operating assets. The agreement provided for a purchase price aggregating $2,193,950 inclusive of a payment for inventory. The aggregate purchase price was paid as follows: $193,950 on October 16, 2001, $1,000,000 on December 15, 2001 and $1,000,000 payable in semiannual installments over a period of four years. During 2002, the Company settled the contract receivable for one payment of $671,050. The Company recorded a loss on the settlement of $13,901. Rich Products, Inc. also assumed approximately $285,000 in equipment lease related debt.

By a separate agreement Paramark Enterprises, Inc. sold the remainder of their assets to Brooks Street. The agreement provided for contingent royalty payments to Paramark Enterprises, Inc., over a period of four years, equal to 5% of net sales of pull-apart cakes to existing customers of the Company plus 1 1/2% of net sales of pull-apart cakes to new customers of Brooks Street. Paramark Enterprises, Inc recognized royalty income of $1,347 under this agreement during 2001. The agreement also provided for the assumption of equipment lease related debt and the purchase of inventory. Under the above agreements, both parties agreed to pay amounts owed into an escrow account which was established to ensure the payment of the account payables on Paramark Enterprises, Inc. books as at the merger date (See Note 1(A)). During 2002, the Company has not received any royalty payments and is in negotiations to settle the outstanding amount under the agreement.

NOTE 4 INVENTORIES

        Inventories (net) at December 31, 2002 consist of the following:

        Produce, fruits and vegetables                $    138,589
                                                      ------------

                                                      $    138,589
                                                      ============

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 5  PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2002 consisted of the following:
        Capitalized lease assets                          $       867,527
        Land                                                        4,400
        Computer and office equipment                             120,962
        Office furniture                                            2,757
        Leasehold improvements                                    381,053
        Vehicles                                                   78,972
                                                          ---------------
                                                                1,455,671
        Less accumulated depreciation                            (329,904)
                                                          ---------------
                                                          $     1,125,767
                                                          ===============

Depreciation expense for the year ended December 31, 2002 was $45,793. Accumulated depreciation on capitalized lease assets totaled $119,604 at December 31, 2002.

NOTE 6 NOTE RECEIVABLE - STOCKHOLDER

During 2000, the Company sold an oil and gas lease for a note receivable of $1,700,000 with interest at 10% per annum, is unsecured and due on demand. Also during 2000, the Company assigned its rights under the agreement to its President on the same terms. During 2002 and 2001, the Company received payments of $14,500 and $249,000, respectively. At December 31, 2002, the balance was $1,436,500 and accrued interest receivable was $143,904. These amounts are included as a reduction of stockholders' equity at December 31, 2002.

NOTE 7 BUSINESS COMBINATIONS

(A) ACQUISITION OF REAL ESTATE AND INTERNET MARKETING COMPANIES

Effective January 7, 2002, the Company acquired LBI Properties, Inc. and LBI Eweb Communities, Inc. by issuing 19,974,298 and 19,800,000 common shares of the Company's stock for all of the outstanding common stock of LBI Properties, Inc. and LBI Eweb Communities, Inc., respectively. The merger has been accounted for as a business combination of entities under common control because all of the entities had common ownership interests, and accordingly, the financial statements have been prepared to include the combined results of operations, financial position and cash flows of the Company and these subsidiaries for all the period presented.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



(B) ACQUISITION OF PRODUCE COMPANY

On June 21, 2002, Raptor Investments, Inc. ("Raptor") entered into a stock purchase agreement to acquire J&B Wholesale produce, Inc. ("J&B"). Under the terms of the agreement, which closed July 2, 2002, Raptor acquired all the issued and outstanding common stock of J&B in exchange for cash of $2,325,000. Contemporaneously, Raptor entered into a one-year lease of the cold storage facility and executive offices occupied by J&B at $6,500 per month and paid $500,000 for a one-year option to purchase the facility at a sale price of $875,000. When the option is exercised, the option price of $500,000 will be credited toward the sale price (See Note 16).

The J&B acquisition was recorded under the purchase method of accounting and accordingly, the results of operations and cash flows of J&B from the acquisition date of July 2, 2002 are included in the accompanying consolidated financial statements. The purchase price of $2,325,000 was allocated to the assets acquired and liabilities assumed based on the fair market values at the date of acquisition. The fair market value of assets acquired and liabilities assumed is summarized as follows:

        Current assets                         $        701,262
        Property and equipment                        1,069,807
        Other assets                                      3,825
        Goodwill                                      1,111,077
        Capital lease payable                          (560,971)
                                               ----------------

                                               $      2,325,000
                                               ================

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

        Net revenue                                          $   10,594,993
        Net loss                                             $     (887,780)
        Net loss per share - basic and diluted               $        (0.02)
        Shares used in per calculation - basic and diluted       47,328,777

NOTE 8 LINE OF CREDIT

In order to effectuate the purchase of J&B and an option to purchase a building (Note 7), the Company entered into an agreement and signed a promissory note for a line of credit in the amount of $2,825,000, which shall cap at $2,000,000 when the principal balance is reduced to that amount. The note is due and payable in July 2005, but may be extended at the option of the Company if, on the original maturity date, the principal balance is equal to or less than $1,500,000. The note bears interest at the rate of LIBOR (1.38% at December 31, 2002) plus 10% per annum payable monthly. The agreement also requires that the principal amount owed on the note be reduced by the greater of (1) $250,000 per annum commencing after the first full calendar year following execution of the note, or (2) 50% of J&B's net operating earnings per fiscal quarter commencing with the first full fiscal quarter following execution of the note. The note is secured by the assets of J&B Produce and a personal guarantee of the President.

NOTE 9  LOAN PAYABLE - RELATED PARTY

During 2002 a related party loaned the Company $100,000. The loan bears interest at 16.8%, is unsecured and due on demand.

During 2002, two former stockholders converted accounts payable and accrued expenses to loans payable. The loans are non-interest bearing, secured by the funds held in escrow and will be paid upon the final settlement of outstanding professional fees. The balance at December 31, 2002 is $46,683.

During 2001, a related party loaned the Company $8,000. The loan is non-interest bearing and due on demand. The balance at December 31, 2002 is $1,442.

NOTE 10 CONTINGENCIES AND COMMITMENTS

(A) LAWSUITS

The Company is involved in various unresolved legal actions and administrative claims related to the prior operations and management of the Company. The Company has accrued $468,000 in legal fees at December 31, 2002 related to these legal matters. The Company is currently in negotiations with an insurance company to recover a portion of this amount. In addition, the Company's legal counsel is currently holding approximately $243,000 of funds for settlement of the outstanding liabilities.

(B) CAPITAL LEASES

The Company leases delivery vehicles under non-cancelable capital lease agreements. Future minimum lease payments under the capital leases are as follows as of December 31, 2002:

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


           YEAR                                               Amount
           ----                                         ---------------
           2003                                         $       207,515
           2004                                                 183,504
           2005                                                 166,763
           2006                                                 142,838
        Thereafter                                              156,188
                                                        ---------------
                                                                856,808
        Less: interest                                          284,092
                                                        ---------------
                                                                572,716
        Less: current portion                                   116,370
                                                        ---------------
        Capital lease obligations - non-current         $       456,346
                                                        ===============

(C) OPERATING LEASES

The Company leases warehouse and office space under non-cancelable operating leases expiring through 2003. Rental expense totaled approximately $128,000 and $89,000 for the years ended December 31, 2002 and 2001, respectively (See Note 16(A)).

Future minimum lease payments and operating leases consist of the following:

                       2003                        $   128,000

(D) STOCK REPURCHASE

The Company entered into an agreement to repurchase certain outstanding shares of common stock from two former officers and directors at a tender price of $0.20 per share. The tender price offer is guaranteed by the Company's President and Chief Financial Officer. The total shares owned by the former officers and directors is approximately 1,691,000. As of the date of this report, the Company is in default of the agreement.

NOTE 11 EQUITY

(A) SERIES A CONVERTIBLE PREFERRED STOCK

During 2002, the Company designated 15 shares of preferred stock as "Class A Preferred" with the following preferences: annual dividend of $12,000 payable quarterly; convertible in whole only into one half of one percent of the total number of issued and outstanding common shares of the Company on the date of conversion limited to a maximum conversion of 375,000 common shares.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



During June 2002, the Company issued 15 shares of Class A Preferred stock for cash of $90,000. As of April 11, 2003, the Company has not paid accrued dividends of $90,000.

(B) COMMON STOCK ISSUED FOR SERVICES

During 2002, the Company issued 2,000,000 shares of Common stock for services to a consultant having a fair value of $200,000.

(C) COMMON STOCK WARRANTS

During 2002, the Company issued 3,000,000 common stock warrants at an exercise price of $0.05 to a consultant for services. The warrants expire in 2004. Using the Black-Scholes model, the warrants were valued at $114,132 under the following assumptions; no annual dividend, volatility of 242%, risk-free interest rate of return of 3.0% and a term of 1 year. The warrants were exercised in 2002 and the Company received cash proceeds of $150,000.

During 2002, the Company issued 2,500,000 common stock warrants at an exercise price of $0.10 to a consultant for services. Using the Black-Scholes model, the warrants were valued at $250,000 under the following assumptions; no annual dividend, volatility of 242%, risk-free interest rate of return of 3.0% and a term of 1 year.

NOTE 12 INCOME TAXES

Income tax expense (benefit) for the period ended December 31, 2002 and 2001 is summarized as follows:

                                                2002                 2001
                                             ------------        ------------
        Current:
           Federal                           $        -          $         -
           State                                      -                    -
           Deferred - Federal and State               -                    -
                                             ------------        ------------
        Income tax expense (benefit)         $        -          $         -
                                             ============        ============

        The Company's tax expense differs from the "expected" tax expense for the period ended December 31, 2002 and 2001 as follows:

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


                                                           2002                       2001
                                                     ------------------        -------------------
        U.S. Federal income tax benefit              $         (442,975)       $          (207,067)

        Effect on net operating loss carryforward               442,975                    207,067
                                                     ------------------        -------------------
                                                     $              -          $               -
                                                     ==================        ===================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 are as follows:

                                                          2002                       2001
                                                    ----------------        -----------------
        Deferred tax assets:
        Net operating loss carryforward             $      3,046,500        $         191,000
                                                    ----------------        -----------------
           Total gross deferred tax assets                 3,046,500                  191,000
        Less valuation allowance                          (3,046,500)                (191,000)
                                                    ----------------        -----------------
           Net deferred tax assets                  $            -           $            -
                                                    ================        =================

        At December 31, 2002, the Company had a net operating loss carryforward of approximately $8,960,000 for U.S. Federal income tax purposes available to offset future taxable income expiring in 2022. The net change in the valuation allowance during the year ended December 31, 2002 was an increase of $442,975.

NOTE 13 SEGMENT INFORMATION

        The Company operates in two reportable business segments, Produce and Other. The Company operates the produce segment through its wholly owned subsidiary J&B Wholesale Produce, Inc. ("J&B"). J&B receives its revenues from selling produce wholesale to restaurants and stores. Raptor Investments, Inc., LBI Properties, Inc. and LBI Eweb Communities, Inc. that operate in the Internet Marketing and Real Estate segments, do not meet the quantitative thresholds for a separate reportable segment and are therefore included in the Other segment category. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the periods ended December 31:

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


        2002                                        Produce                    Other                      Total
                                              --------------------      ---------------------      --------------------

        Revenues                                  $      5,076,759       $           53,000          $       5,129,759
        Segment profit (loss)                             (143,533)              (1,162,085)                (1,305,618)
        Total assets                                     3,838,527                  387,015                  4,225,542
        Additions to long-lived assets                   2,325,000                     -                     2,325,000
        Goodwill                                         1,111,077                     -                     1,111,077
        Depreciation and amortization                       45,793                     -                        45,793

        2001                                        Produce                    Other                      Total
                                              --------------------      ---------------------      --------------------
        Revenues                               $            -            $            71,348         $          71,348
        Segment profit (loss)                               -                       (609,021)                 (609,021)
        Total assets                                        -                        892,408                   892,408
        Additions to long-lived assets                      -                          6,800                     6,800
        Depreciation and amortization                       -                           -                         -

NOTE 14 RELATED PARTY TRANSACTIONS

LBI Properties, Inc. and LBI Eweb Communities, Inc. are beneficially owned by the Board of Directors and their beneficiaries (See Notes 1 and 7(A)).

See Notes 6 and 9 for additional related party transactions.

NOTE 15 GOING CONCERN

As reflected in the accompanying financial statements, the Company has a net loss of $1,305,618, a negative cash flow from operations of $301,707, a working capital deficiency of $204,442 and a stockholders' deficiency of $746,419. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plan for the Company in regard to these matters is to continue to grow the produce operations of the business through its J&B Produce subsidiary, which management believes will provide the necessary revenue and earnings to enhance shareholder value. Management intends to focus the business on profitable core customers and reduce marginal costs by expanding its product line and implementing stricter controls. The Company is also actively seeking to refinance its long-term debt on terms more favorable to the Company. Management believes that the actions presently taken to reduce operating costs, increase revenue and obtain refinancing provide for the Company to operate as a going concern.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



NOTE 16 SUBSEQUENT EVENTS

(A) NOTE PAYABLE

During 2003, the Company issued a note payable of $800,000 and received $400,000 for working capital and will use the remaining $400,000 to purchase the cold storage facility. As of today, the Company has exercised its option to purchase the cold storage facility. The Company intends to close on the facility during the second quarter of 2003. The note is secured by the assets of J&B Produce, Inc.

(B) COMMON STOCK WARRANTS

During 2003, the Company issued 1,500,000 common stock warrants at an exercise price of $.05 to a consultant for services. Using the Black-Scholes model, the warrants were valued at $167,150 using the following assumptions; no annual dividend, volatility of 315%, risk-free interest rate of return of 3.0% and a term of one year.

ITEM 14. DISCLOSURE

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company's periodic reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the periodic reports filed under the Securities Exchange Act o1 9134 is accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this Report, the Company conducted under the supervision and with the participation of the Company's Chief Executive Officer and Principal Financial Officer.

(B) EFFECTIVE DISCLOSURE CONTROLS

Based upon that evaluation, the Company's officers concluded that many of the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Securities Exchange Act of 1934. For example, the Company's internal controls, particularly the areas of payroll, control of cash and accounts payable, are effective. In addition, the Company's Chief Executive Officer and Chief Financial Officer meet on a regular basis to review and evaluate the Company's financial position.

(C) WEAKNESSES IN DISCLOSURE CONTROLS

The Company's officers also identified several weaknesses in the Company's disclosure controls. Such weaknesses, and the steps the Company plans to take remedy the weaknesses, are discussed below.

1. The Company recorded a significant number of audit adjustments during the fourth quarter, which were required to properly state the account balances at December 31, 2002. Remedy: The Company will implement comprehensive closing procedures, including an analysis of all balance sheet accounts and significant income statement accounts.

2. The minutes of the Board of Directors' and stockholde4rs' meetings were not always complete. Remedy: The Company will implement procedures to be more comprehensive in the preparation of its minutes to include all important matters that affect the Company's operations. The Company will take appropriate steps to ensure that all minutes are properly approved and signed by the applicable parties.

3. The Company drafted several agreements without consulting its legal counsel. Therefore, some of the agreements had terms and provisions that either changed the purpose of the agreement or undermined the purpose or intent of management.
Remedy: The Company will consult its legal counsel as to the legality of future agreements and consult its auditors regarding the proper accounting treatment of such agreements in order to preserve the purpose of the agreements and the intent of management.

(D) CHANGE IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluations of such controls. The Company intends to make extensive improvements, as outlined above, to its disclosure controls.




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


SIGNATURE                         TITLE(S)                           DATE
---------                         --------                      -------------

/S/ PAUL F. LOVITO JR.           CHAIRMAN, PRESIDENT, CHIEF      May 2, 2003
------------------------         EXECUTIVE OFFICER
PAUL F. LOVITO JR.               AND DIRECTOR
                                 (PRINCIPAL EXECUTIVE
                                 OFFICER)


/S/ MATTHEW J. LOVITO            CHIEF FINANCIAL OFFICER,        May 2, 2003
----------------------           TREASURER
MATTHEW J. LOVITO                AND DIRECTOR
                                 (PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER)


/S/ MARC A. LOVITO               VICE PRESIDENT AND DIRECTOR     May 2, 2003
----------------------
MARC A. LOVITO

CERITIFCATIONS

I, NAME, certify that:

1.        I have review this Annual Report on form 10KSB of Raptor Investments,
          Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with in 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c. Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 14, 2003

                                           PAUL F. LOVITO JR.
                                           ------------------------
                                           CHAIRMAN, PRESIDENT, CHIEF
                                           EXECUTIVE OFFICER
                                           AND DIRECTOR

CERITIFCATIONS

I, NAME, certify that:

1.       I have review this Annual Report on form 10KSB of Raptor Investments,
         Inc.

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with in 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

c. Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 14, 2003

MATTHEW J. LOVITO
----------------------
CHIEF FINANCIAL OFFICER,
TREASURER AND DIRECTOR
(PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER)