Form 10QSB
period 2003-03-31
RAPTOR INVESTMENTS INC
filed 2003-05-23
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 .

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                        FOR THE TRANSITION PERIOD FROM 01/01/03 TO 03/31/03

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

   COMMON STOCK, $.01 PAR VALUE - 48,887,681 SHARES AS OF March 31, 2003.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES X   NO
   ---     ---

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES



                                       CONTENTS


PAGE       1      CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003
                  (UNAUDITED)

PAGE       2      CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGE       4      CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002 (UNAUDITED)

PAGES    5 - 8    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)




                                     ASSETS
CURRENT ASSETS
  Cash                                                              $   342,095
  Restricted cash                                                       262,724
  Investments, net                                                        1,000
  Accounts receivable, net                                              927,187
  Inventories                                                           233,443
  Due from stockholder                                                   16,470
  Other current assets                                                   10,076
                                                                    -----------
     Total Current Assets                                             1,792,995
                                                                    -----------

PROPERTY AND EQUIPMENT - NET                                          1,105,623
                                                                    -----------

OTHER ASSET
  Building option                                                       500,000
  Deposits                                                               11,050
  Goodwill                                                            1,111,077
                                                                    -----------
     Total Other Assets                                               1,622,127
                                                                    -----------

TOTAL ASSETS                                                        $ 4,520,745
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Cash overdraft                                                    $    83,987
  Accounts payable and accrued expenses                               1,077,106
  Loans payable - related parties                                       101,442
  Capital lease - current                                               111,528
                                                                    -----------
     Total Current Liabilities                                        1,374,063
                                                                    -----------

LONG-TERM LIABILITIES
  Capital lease - non-current                                           428,190
  Line of credit                                                      2,825,000
  Note payable                                                          400,000
                                                                    -----------
     Total Long-Term Liabilities                                      3,653,190
                                                                    -----------

TOTAL LIABILITIES                                                     5,027,253
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value,
     5,000,000 shares authorized,
     Class A, $.01 par value, 15 shares
     issued and outstanding                                                   1
  Common stock, $.01 par value,
     100,000,000 shares authorized,
     48,887,681 shares issued and
     outstanding                                                        488,878
  Additional paid-in capital                                          9,710,020
  Note receivable - stockholder                                      (1,580,404)
  Treasury stock                                                        (49,107)
  Other comprehensive loss                                               (6,885)
  Accumulated deficit                                                (8,890,311)
  Stock subscription receivable                                        (178,700)
                                                                    -----------
     Total Stockholders' Deficiency                                    (506,508)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 4,520,745
                                                                    ===========


     See accompanying notes to condensed consolidated financial statements.




                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                   For the Three Months  For the Three Months
                                                   Ended March 31, 2003  Ended March 31, 2002
                                                   --------------------  --------------------

REVENUE                                                  $  2,664,208    $       --

COST OF GOODS SOLD                                          1,989,868            --
                                                         ------------    ------------

GROSS PROFIT                                                  674,340            --
                                                         ------------    ------------

OPERATING EXPENSES
  Selling expenses                                            188,230            --
  Settlement of vendor payables                              (292,919)           --
  Other general and administrative                            567,542         346,014
                                                         ------------    ------------
       Total Operating Expenses                               462,853         346,014
                                                         ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                 211,487        (346,014)
                                                         ------------    ------------

OTHER INCOME (EXPENSE)
  Interest income                                                  95          15,684
  Interest expense                                           (138,821)         (3,400)
                                                         ------------    ------------
       Total Other Income (Expense)                          (138,726)         12,284
                                                         ------------    ------------

NET INCOME (LOSS)                                        $     72,761    $   (333,730)
                                                         ============    ============

NET INCOME (LOSS) PER SHARE
  Net income (loss)                                      $     72,761    $   (333,730)
  Preferred stock dividends                                    45,000            --
                                                         ------------    ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS       $     27,761    $   (333,730)
                                                         ============    ============

Net income (loss) per common share -
   basic and diluted                                     $       --      $      --
                                                         ============    ============

Weighted average number of
   common shares outstanding - basic and diluted           48,887,681      40,794,124
                                                         ============    ============


  See accompanying notes to condensed consolidated financial statements



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                 For the Three Months  For the Three Months
                                                 Ended March 31, 2003  Ended March 31, 2002
                                                 --------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                      $  72,761    $(333,730)
  Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
  Stock issued for services                                167,150      100,000
  Depreciation                                              22,958         --
  Non-cash gain on settlement of vendor payables          (292,919)        --
  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                                     23,939        8,496
    Inventories                                            (94,854)        --
    Accrued interest receivable                               --        (15,684)
    Other current assets                                     3,900        1,400
    Deposits                                                (8,525)       3,870
   Increase (decrease) in:
    Cash overdraft                                          56,659        2,203
    Accounts payable                                       (26,767)      71,959
                                                         ---------    ---------
           Net Cash Used In Operating Activities           (75,698)    (161,486)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from contract receivable                           --         39,900
  Purchases of property and equipment                       (2,814)        --
  Restricted cash                                           92,911         --
                                                         ---------    ---------
           Net Cash Provided By Investing Activities        90,097       39,900
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on loan payable - related party                 (48,683)       5,000
  Proceeds from note receivable - stockholder                 --         13,000
  Payments on capital lease                                (32,998)        --
  Proceeds from notes payable                              400,000         --
                                                         ---------    ---------
           Net Cash Provided By Financing Activities       318,319       18,000
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                            322,718     (103,586)

CASH - BEGINNING OF PERIOD                                   9,377      105,134
                                                         ---------    ---------

CASH - END OF PERIOD                                     $ 342,095    $   1,548
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF-CASH FLOW INFORMATION:

Cash paid for interest expense                           $ 138,821    $    --
                                                         =========    =========

     See accompanying notes to condensed consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)



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

        For further information, refer to the financial statements and footnotes for the year ended December 31, 2002 included in the Company's Form 10-KSB.

        (B) USE OF ESTIMATES

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

        (C) PRINCIPLES OF CONSOLIDATION

        The condensed consolidated financial statements include the accounts of Raptor Investments, Inc. and its wholly owned subsidiaries LBI Properties, Inc., LBI Eweb Communities, Inc., and J&B Wholesale Produce, Inc., (from July 2, 2002, date of acquisition) (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2  INVENTORIES

        Inventories consist of purchased produce, fruit and vegetables and is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)





NOTE 3  NOTE PAYABLE

        During 2003, the Company issued a 10% note payable of $800,000 due March 8, 2008 with interest only payments due monthly. The Company initially received $400,000 for working capital and will receive the remaining $400,000 to exercise its option on acquiring a cold storage facility. The Company intends to close on the facility during the second quarter of 2003. The note is secured by the assets of J&B Produce.

NOTE 4  STOCK ISSUANCES

        (A) COMMON STOCK WARRANTS

        During 2003, the Company issued 1,500,000 common stock warrants at an exercise price of $.05 to consultants for services. Using the Black-Scholes model, the warrants were valued at $167,150 using the following assumptions; no annual dividend, volatility of 315%, risk-free interest rate of return of 3.0% and a term of one year.

        (B) PREFERRED STOCK DIVIDENDS

        As of March 31, 2003, the Company has not paid accrued dividends of $135,000 on the Class A preferred stock.

NOTE 5  COMMITMENTS AND CONTINGENCIES

        (A) LAWSUITS

        The Company is involved in various unresolved legal actions and administrative claims related to the prior operations and management of the Company. The Company has accrued $468,000 in legal fees at March 31, 2003 related to these legal matters. The Company is currently in negotiations with an insurance company to recover a portion of this amount. In addition, the Company's legal counsel is currently holding approximately $243,000 of funds for settlement of the outstanding liabilities.

        During the first quarter of 2003, management determined that certain amounts related to the prior operations and management of the Company had been settled and the Company recorded a gain on the settlement of vendor payables of $292,919.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)


        (B) STOCK REPURCHASE

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

NOTE 6  SEGMENT INFORMATION

        The Company operates in two business segments, Produce and Other. The Company operates the Produce segment through its wholly owned subsidiary J&B Wholesale Produce, Inc. ("J&B"). J&B receives its revenues from selling produce wholesale to restaurants and stores. Raptor Investments, Inc., LBI Properties, Inc. and LBI Eweb Communities, Inc. do not meet the quantitative thresholds for a reportable segment and are therefore included in the Other segment. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the period ended March 31:

        2003                             Produce       Other            Total
                                      -----------    -----------    -----------

       Revenues                       $ 2,664,208    $      --      $ 2,664,208
       Segment profit (loss)               (5,948)        78,709         72,761
       Total assets                     3,845,051        675,694      4,520,745
       Additions to long-lived assets       2,814           --            2,814
       Depreciation and amortization       22,958           --           22,958


        2002

       Revenues                       $      --      $      --      $      --
       Segment loss                          --         (333,730)      (333,730)
       Total assets                          --          741,840        741,840
       Additions to long-lived assets        --             --             --
       Depreciation and amortization         --             --             --

NOTE 7  GOING CONCERN

        As shown in the accompanying condensed consolidated financial statements, the Company incurred a negative cash flow from operations of $75,698, has an accumulated deficit of $8,890,311 and a stockholders' deficiency of $506,508. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (UNAUDITED)


        Management's plan for the Company in regards to these matters is to continue to grow the produce operations of the business through the J&B Produce subsidiary, which management believes will provide the necessary revenue and earnings to enhance shareholder value. Management intends to focus the business on profitable core customers and reduce costs using inventory controls. The Company is also actively seeking to refinance its long-term line of credit on terms more favorable to the Company. Management believes that the actions presently taken to reduce operating costs and obtain refinancing provide for the Company to operate as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had a stockholder's deficiency of $4,520,745. As of March 31`, 2003 the Company incurred net profit of $72,761. The Company plans to generate revenue in the future by retaining business consulting clients in the private and public sector. In addition, the Company plans to seek the acquisition of additional income producing assets such as J&B Wholesale Produce, Inc.

Management feels that liquidity, cash available for operations, and business conditions generally are favorable to the continued operations, and expansion, of the company's J&B Wholesale Produce Operations. The material positive changes in the financial condition of the company, from the like period in fiscal 2002, are attributable to the acquisition of and operations of J&B Wholesale Produce. J&B continues to pursue more, and higher yielding, produce customers, which should improve long-term liquidity.

The company anticipates that a closing on the real property which houses J&B Wholesale Produce, Inc. will take place within the second or third quarter of 2003. The funds to close on the property will be provided by the lender, Gelpid Associates LLC. The loan for the closing funds has already been approved and closed and the funds are readily available.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The company included a full report of all litigation pending in it's annual report for the period ending December 31, 2002. That report is incorporated herein and made a part hereof by reference. Everything contained within this quarterly report is subject to the information contained within that annual report. In the opinion of management there are no outstanding litigation issues which threaten the viability of the company as an ongoing concern.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

Not Applicable

ITEM 5. OTHER INFORMATION

The Company completed the acquisition of J&B Wholesale Produce, Inc. ("J&B") on July 1, 2002. J&B is engaged in the wholesale produce business in Florida.

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

The Note is secured by the machinery, equipment, furniture, fixtures, inventory, accounts receivable, work in progress, , motor vehicles, computer hardware and computer software of J & B. UCC-1 Financing Statements have been filed by Gelpid and Gelpid has taken possession of the titles to all of the motor vehicles owned by J&B as per the Terms of the Loan Agreement between Raptor and Gelpid. Contemporaneously with the execution of the Note, Raptor and J & B entered into a loan agreement with Gelpid which permits Gelpid to either appoint one member to the Board of Directors of Raptor and J & B, or at the election of Gelpid to appoint an observer to be present at the meetings of the Board of Directors of Raptor and J & B. Upon the request of Gelpid, Mr. Don A. Paradiso of Pompano Beach, Florida was appointed to the Board during the period. The qualifications of Mr. Paradiso are contained with the annual report of the company for the period ending December 31, 2003, which is incorporated herein and made a part hereof by reference.

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





DATED: March 31, 2003

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

CERITIFCATIONS

I, Paul F. Lovito Jr., certify that:

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

I, Matthew J. Lovito, certify that:

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