Form 10QSB
period 2003-06-30
RAPTOR INVESTMENTS INC
filed 2003-08-19
CIK 915661

QUARTERLY REPORT 6/30/03

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 .

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
               FOR THE TRANSITION PERIOD FROM 04/01/03 TO 06/30/03

                         COMMISSION FILE NUMBER 0-23026

                            RAPTOR INVESTMENTS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

               FLORIDA                                    22-3261564
   ---------------------------------         -------------------------------
   (STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION
   OF INCORPORATION OR ORGANIZATION)                         NO.)


                105 N.W. 13 AVENUE, POMPANO BEACH, FLORIDA 33069
                ------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                  954-695-0195
                 -----------------------------------------------
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA-CODE)


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

COMMON STOCK, $.01 PAR VALUE - 48,887,681 SHARES AS OF JUNE 30, 2003.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES X   NO
   ---     ---

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE       1      CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003
                  (UNAUDITED)

PAGE       2      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE AND SIX MONTHS ENDED
                  JUNE 30, 2003 AND 2002 (UNAUDITED)

PAGE       3      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX
                  MONTHS ENDED JUNE 30, 2003 AND 2002 (UNAUDITED)

PAGES    4 - 7    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED)



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)



                                     ASSETS
CURRENT ASSETS
 Cash                                                               $   164,301
 Investments, net                                                         4,000
 Accounts receivable, net                                               943,189
 Inventories                                                            259,874
 Due from stockholder                                                    16,470
 Other current assets                                                     1,808
                                                                    -----------
     Total Current Assets                                             1,389,642
                                                                    -----------

PROPERTY AND EQUIPMENT - NET                                          1,094,965
                                                                    -----------

OTHER ASSETS
 Building option                                                        500,000
 Other receivables                                                       66,533
 Deposits                                                                 8,525
 Goodwill                                                             1,111,077
                                                                    -----------
     Total Other Assets                                               1,686,135
                                                                    -----------

TOTAL ASSETS                                                        $ 4,170,742
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Cash overdraft                                                     $    10,524
 Accounts payable and accrued expenses                                  767,203
 Loans payable - related parties                                        100,000
 Capital lease - current                                                114,033
                                                                    -----------
     Total Current Liabilities                                          991,760
                                                                    -----------

LONG-TERM LIABILITIES
 Capital lease - non-current                                            400,510
 Line of credit                                                       2,808,000
 Note payable                                                           400,000
                                                                    -----------
     Total Long-Term Liabilities                                      3,608,510
                                                                    -----------

TOTAL LIABILITIES                                                     4,600,270
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.01 par value,
        5,000,000 shares authorized,
        Class A, $.01 par value,
        15 shares issued and
        outstanding                                                           1
 Common stock, $.01 par value, 100,000,000
        shares authorized, 48,887,681
        shares issued and outstanding                                   488,878
 Additional paid-in capital                                           9,705,020
 Note receivable - stockholder                                       (1,580,404)
 Treasury stock                                                         (49,107)
 Other comprehensive loss                                                (3,885)
 Accumulated deficit                                                 (8,811,331)
 Stock subscription receivable                                         (178,700)
                                                                    -----------
     Total Stockholders' Deficiency                                    (429,528)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 4,170,742
                                                                    ===========


     See accompanying notes to condensed consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                    For the Three   For the Three    For the Six     For the Six
                                    Months Ended    Months Ended    Months Ended    Months Ended
                                    June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                    -------------   -------------   -------------   -------------

REVENUE                              $  2,907,752    $     30,000    $  5,571,960    $     30,000

COST OF GOODS SOLD                      2,275,623            --         4,265,491            --
                                     ------------    ------------    ------------    ------------

GROSS PROFIT                              632,129          30,000       1,306,469          30,000
                                     ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Stock compensation                          --              --           167,150            --
 Selling expenses                         202,373            --           390,603            --
 Settlement of vendor payables           (329,999)           --          (622,918)           --
 Other general and administrative         627,989         322,315       1,028,381         668,329
                                     ------------    ------------    ------------    ------------
      Total Operating Expenses            500,363         322,315         963,216         668,329
                                     ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS             131,766        (292,315)        343,253        (638,329)
                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
 Interest income                              293          85,351             388         101,035
 Interest expense                         (53,079)         (5,000)       (191,900)         (8,400)
                                     ------------    ------------    ------------    ------------
      Total Other Income (Expense)        (52,786)         80,351        (191,512)         92,635
                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS)                    $     78,980    $   (211,964)   $    151,741    $   (545,694)
                                     ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE

 Net income (loss)                   $     78,980    $   (211,964)   $    151,741    $   (545,694)
 Preferred stock dividends                (45,000)        (45,000)        (90,000)        (45,000)
                                     ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS             $     33,980    $   (256,964)   $     61,741    $   (590,694)
                                     ============    ============    ============    ============

Net income (loss) per common share
  - basic and diluted                $       0.00    $      (0.00)   $       0.00    $      (0.01)
                                     ============    ============    ============    ============

Weighted average number of common
  shares outstanding
  - basic and diluted                  48,887,681      47,579,989      48,887,681      44,205,802
                                     ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.




                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              For the Six        For the Six
                                                           Months Ended June  Months Ended June
                                                                30, 2003           30, 2002
                                                           --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                             $ 151,741    $(545,694)
 Adjustments to reconcile net income (loss)
        to net cash used in operating activities:
 Stock issued for services                                       167,150      483,998
 Depreciation                                                     46,986         --
 Non-cash gain on settlement of vendor payables                 (622,918)        --
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                            7,937         (414)
    Inventories                                                 (121,285)        --
    Royalty receivable                                              --          8,491
    Stock subscription receivable                                   --          6,500
    Other assets                                                 (54,365)       3,735
    Deposits                                                      (6,000)     (16,470)
  Increase (decrease) in:
    Cash overdraft                                               (16,804)        --
    Accounts payable                                              (6,671)     (20,548)
    Deferred revenue                                                --         20,000
                                                               ---------    ---------
         Net Cash Used In Operating Activities                  (454,229)     (60,402)
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from contract receivable                                  --        135,971
 Proceeds from note receivable - stockholder                        --         14,500
 Proceeds from loan receivable                                      --        (14,400)
 Proceeds on due from shareholder                                   --          3,070
 Purchases of property and equipment                             (16,184)        --
 Restricted cash                                                 355,635         --
                                                               ---------    ---------
         Net Cash Provided By Investing Activities               339,451      139,141
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on line of credit                                      (17,000)        --
 Proceeds from loan payable - related party                         --          4,000
 Payments on loan payable - related party                        (50,125)    (153,736)
 Proceeds from note receivable - stockholder                        --          1,400
 Payments on capital lease                                       (58,173)        --
 Proceeds from notes payable                                     400,000         --
 Dividend payment on preferred stock                              (5,000)        --
                                                               ---------    ---------
         Net Cash Provided By (Used in) Financing Activities     269,702     (148,336)
                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH                                  154,924      (69,597)

CASH - BEGINNING OF PERIOD                                         9,377      105,135
                                                               ---------    ---------

CASH - END OF PERIOD                                           $ 164,301    $  35,538
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF-CASH FLOW INFORMATION:

Cash paid for interest expense                                 $ 191,900    $   8,400
                                                               =========    =========


     See accompanying notes to condensed consolidated financial statements.


                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)



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

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)



NOTE 3 NOTE PAYABLE

       During 2003, the Company issued a 10% note payable of $800,000 due March 8, 2008 with interest only payments due monthly. The Company initially received $400,000 for working capital and will receive the remaining $400,000 to exercise its option on acquiring a cold storage facility. The note is secured by the assets of J&B Produce (See Note 9).

NOTE 4 STOCK ISSUANCES

       (A) COMMON STOCK WARRANTS

       During 2003, the Company issued 1,500,000 common stock warrants at an exercise price of $.05 to consultants for services. Using the Black-Scholes model, the warrants were valued at $167,150 using the following assumptions; no annual dividend, volatility of 315%, risk-free interest rate of return of 3.0% and a term of one year.

       (B) PREFERRED STOCK DIVIDENDS

       During the three months ended June 30, 2003, the Company paid cash dividends of $5,000 on the Class A preferred stock. As of June 30, 2003, the Company has accrued dividends of $175,000 due on the Class A preferred stock.

NOTE 5 COMMITMENTS AND CONTINGENCIES

       (A) LAWSUITS

       As of June 30, 2003, the Company and its insurance company have come to an agreement to settle all unresolved legal fees related to the prior operations and management of the Company. The Company has recorded a gain on the settlement of vendor payables of $622,918.

       (B) STOCK REPURCHASE

       The Company entered into an agreement to repurchase certain outstanding shares of common stock from two former officers and directors at a tender price of $0.20 per share. The tender price offer is guaranteed by the Company's President and Chief Financial Officer. The total shares owned by the former officers and directors is approximately 1,691,000. As of the date of this report, the Company is in default of the agreement. The former officers and directors have withheld insurance proceeds of $66,533 until the Company and the former officers and directors can reach an agreement.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)


NOTE 6 SEGMENT INFORMATION

       The Company operates in two business segments, Produce and Other. The Company operates the Produce segment through its wholly owned subsidiary J&B Wholesale Produce, Inc. ("J&B"). J&B receives its revenues from selling produce wholesale to restaurants and stores. Raptor Investments, Inc., LBI Properties, Inc. and LBI Eweb Communities, Inc. do not meet the quantitative thresholds for a reportable segment and are therefore included in the Other segment. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the period ended June 30:

       2003                                  Produce         Other          Total
                                           ------------   ----------    ------------

       Revenues                            $ 5,571,960    $     -       $  5,571,960
       Segment profit (loss)                  (159,907)      311,648         151,741
       Total assets                          3,902,550       268,192       4,170,742
       Additions to long-lived assets            1,184        15,000          16,184
       Depreciation and amortization            45,916         1,070          46,986

       2002

       Revenues                            $      -       $   30,000    $     30,000
       Segment loss                               -         (545,694)       (545,694)
       Total assets                               -          693,829         693,829
       Additions to long-lived assets             -             -               -
       Depreciation and amortization              -             -               -


NOTE 7 COMPREHENSIVE INCOME (LOSS)

       The Company follows SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income (loss) and its components.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2003
                                   (UNAUDITED)





       The components of other comprehensive income (loss) are as follows:


                                                  For the Six Months
                                                    Ended June 30,    For the Six Months
                                                         2003         Ended June 30, 2002
                                                  ------------------  -------------------

       Net Income (loss)                          $     151,741       $   (545,694)
        Change in Net Unrealized gain on
       Securities                                         3,000            -
                                                  ----------------    -------------
       Comprehensive Income (loss)                $     154,741       $   (545,694)
                                                  ================    =============


NOTE 8 GOING CONCERN

       As shown in the accompanying condensed consolidated financial statements, the Company incurred a negative cash flow from operations of $454,229, has an accumulated deficit of $8,811,331 and a stockholders' deficiency of $429,528. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 9 SUBSEQUENT EVENT

       (A) NOTE PAYABLE

       On July 2, 2003, the Company received the remaining $400,000 of note payable proceeds to exercise its option on the cold storage facility. The Company acquired the cold storage facility on July 2, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company had a stockholder's deficiency of $429,528. As of June 30, 2003 the Company incurred net profit of $151,741. The Company plans to generate revenue in the future by retaining business consulting clients in the private and public sector. In addition, the Company plans to seek the acquisition of additional income producing assets such as J&B Wholesale Produce, Inc.

Management feels that liquidity, cash available for operations, and business conditions generally are favorable to the continued operations, and expansion, of the company's J&B Wholesale Produce Operations. The material positive changes in the financial condition of the company, from the like period in fiscal 2002, and from the first fiscal quarter of 2003 to the second fiscal quarter of 2003, are attributable to the acquisition of and operations of J&B Wholesale Produce. The management of J&B continues to pursue more higher yielding produce customers, which should improve long-term liquidity. In addition, management has set minimum daily order amounts, and sought to limit the number of smaller, unprofitable or less profitable accounts which it services, to further expand the business and maximize profit while limiting the cost per delivery of the company. Management continues to streamline the day-to-day operations of J&B, has moved most back-office activities away from the produce warehouse facility, and has upgraded the computers of the company.

The company closed on the real property which houses J&B Wholesale Produce, Inc. The funds to close on the property were provided by the lender, Gelpid Associates LLC.
Management feels that the company has adequate disclosure controls and procedures in place to insure the accurate and timely reporting of the financial condition of the company to it's auditors, and to the public.


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

On July 15, 2003 the company entered into a loan extension agreement with it's lender, Gelpid Associates LLC. Under the express terms of the 2002 loan to the company in the amount of $2,825,000, the company was obligated to make a minimum payment to reduce the principal balance of the loan of $250,000 by July 1, 2003. Under the express terms of the loan extension agreement, the lender waived the requirement of payment of the unpaid sums due for principal reduction under the 2002 loan until July 2, 2004.

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

The Note is secured by the machinery, equipment, furniture, fixtures, inventory, accounts receivable, work in progress, , motor vehicles, computer hardware and computer software of J & B. UCC-1 Financing Statements have been filed by Gelpid and Gelpid has taken possession of the titles to all of the motor vehicles owned by J&B as per the Terms of the Loan Agreement between Raptor and Gelpid. Contemporaneously with the execution of the Note, Raptor and J & B entered into a loan agreement with Gelpid which permits Gelpid to either appoint one member to the Board of Directors of Raptor and J & B, or at the election of Gelpid to appoint an observer to be present at the meetings of the Board of Directors of Raptor and J & B. Upon the request of Gelpid, Mr. Don A. Paradiso of Pompano Beach, Florida was appointed to the Board.

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





DATED: July 29, 2003

                               BY: /S/ PAUL LOVITO
                                    ------------------
                                    PAUL LOVITO,
                                    CHAIRMAN, PRESIDENT AND
                                    CHIEF EXECUTIVE OFFICER



                                 BY:  /S/ MATTEW LOVITO
                                 -----------------------
                                 MATTHEW LOVITO,
                                 TREASURER AND CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL ACCOUNTING OFFICER)

CERTIFICATIONS

I, Paul F. Lovito Jr., certify that:

1.        I have review this Quarterly Report on form 10QSB of Raptor
          Investments, Inc.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with in 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c. Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    July 29, 2003

                                           PAUL F. LOVITO JR.
                                           ------------------------
                                           CHAIRMAN, PRESIDENT, CHIEF
                                           EXECUTIVE OFFICER
                                           AND DIRECTOR

CERITIFCATIONS

I, Matthew J. Lovito, certify that:

1.        I have review this Quarterly Report on form 10QSB of Raptor
          Investments, Inc.

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and of, the periods presented in this Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date with in 90 days prior to the filing date of this Report (the "Evaluation Date"); and

c. Presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a. All significant deficiencies in design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    July 29, 2003

MATTHEW J. LOVITO
----------------------
CHIEF FINANCIAL OFFICER,
TREASURER AND DIRECTOR
(PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER)