Form 10QSB
period 2003-09-30
RAPTOR INVESTMENTS INC
filed 2003-11-17
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                   (MARK ONE)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 .

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

COMMON STOCK, $.01 PAR VALUE - 48,887,681 SHARES AS OF SEPTEMBER 30, 2003.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES X   NO
   ---     ---

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003

                                             RAPTOR INVESTMENTS, INC.
                                                 AND SUBSIDIARIES



                                                     CONTENTS


PAGE        1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30,
                     2003 (UNAUDITED)

PAGE        2        CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE
                     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                     (UNAUDITED)

PAGE      3 - 4      CONDENSED  CONSOLIDATED  STATEMENTS OF CASH FLOWS FOR THE
                     NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

PAGES     5 - 9      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (UNAUDITED)


                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)




                                     ASSETS
Current assets
 Cash                                                            $    60,681
 Investments, net                                                     10,200
 Accounts receivable, net                                          1,085,841
 Inventories                                                         242,017
 Due from stockholder                                                 16,470
 Other current assets                                                  2,600
                                                                 -----------
     Total Current Assets                                          1,417,809
                                                                 -----------

PROPERTY AND EQUIPMENT - NET                                       2,135,875
                                                                 -----------

OTHER assets
 Other receivables                                                    65,091
 Deposits                                                              8,525
 Goodwill                                                          1,111,077
                                                                 -----------
     Total Other Assets                                            1,184,693
                                                                 -----------

TOTAL ASSETS                                                     $ 4,738,377
                                                                 ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Cash overdraft                                                  $   192,124
 Accounts payable and accrued expenses                               935,407
 Line of credit                                                      250,000
 Loans payable - related parties                                     100,000
 Capital lease - current                                             119,326
                                                                 -----------
     Total Current Liabilities                                     1,596,857
                                                                 -----------

LONG-TERM LIABILITIES
 Capital lease - non-current                                         552,558
 Line of credit                                                    2,548,000
 Note payable                                                        800,000
                                                                 -----------
     Total Long-Term Liabilities                                   3,900,558
                                                                 -----------

TOTAL LIABILITIES                                                  5,497,415
                                                                 -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.01 par value,
  5,000,000 shares authorized,
  Class A, $.01 par value, 15 shares
  issued and outstanding                                                   1
 Common stock, $.01 par value, 100,000,000
   shares authorized, 48,887,681 shares
   issued and outstanding                                            488,878
 Additional paid-in capital                                        9,690,020
 Note receivable - stockholder                                    (1,580,404)
 Treasury stock                                                      (49,107)
 Other comprehensive loss                                            (11,585)
 Accumulated deficit                                              (9,118,141)
 Stock subscription receivable                                      (178,700)
                                                                 -----------
     Total Stockholders' Deficiency                                 (759,038)
                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $ 4,738,377
                                                                 ===========



      See accompanying notes to condensed consolidated financial statements





                                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)



                                         For the Three  For the Three   For the Nine    For the Nine
                                         Months Ended   Months Ended    Months Ended    Months Ended
                                         September 30,  September 30,   September 30,   September 30,
                                             2003           2002            2003            2002
                                        ------------    ------------    ------------    ------------

REVENUE                                 $  2,859,264    $  2,559,998    $  8,431,224    $  2,589,998

COST OF GOODS SOLD                         2,258,166       1,985,599       6,523,657       1,985,599
                                        ------------    ------------    ------------    ------------

GROSS PROFIT                                 601,098         574,399       1,907,567         604,399
                                        ------------    ------------    ------------    ------------

OPERATING EXPENSES
 Stock compensation                             --              --           167,150         290,000
 Selling expenses                            239,073         154,360         629,676         154,360
 Settlement of vendor payables                  --              --          (622,918)           --
 Other general and administrative            559,123         384,780       1,587,504         763,109
                                        ------------    ------------    ------------    ------------
      Total Operating Expenses               798,196         539,140       1,761,412       1,207,469
                                                        ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS               (197,098)         35,259         146,155        (603,070)
                                        ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
 Interest income                                 188          50,312             576         151,347
 Interest expense                           (109,900)        (60,944)       (301,800)        (69,344)
                                        ------------    ------------    ------------    ------------
      Total Other Income (Expense)          (109,712)        (10,632)       (301,224)         82,003
                                                        ------------    ------------    ------------

NET INCOME (LOSS) BEFORE INCOME TAXES       (306,810)         24,627        (155,069)       (521,067)
                                        ------------    ------------    ------------    ------------

PROVISION FOR INCOME TAXES                      --              --              --              --
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS)                       $   (306,810)   $     24,627    $   (155,069)   $   (521,067)
                                        ============    ============    ============    ============

NET INCOME (LOSS) PER SHARE
 Net income (loss)                      $   (306,810)   $     24,627    $   (155,069)   $   (521,067)
 Preferred stock dividends                   (30,000)           --          (120,000)        (45,000)
                                        ------------    ------------    ------------    ------------

NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS                $   (336,810)   $     24,627    $   (275,069)   $   (566,067)
                                        ============    ============    ============    ============

Net income (loss) per common
  share - basic and diluted             $      (0.01)   $       --      $      (0.01)   $      (0.01)
                                        ============    ============    ============    ============

Weighted average number of
  common shares outstanding
 - basic and diluted                      48,887,681      48,887,681      48,887,681      46,803,432
                                        ============    ============    ============    ============


     See accompanying notes to condensed consolidated financial statements.




                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                       For the         For the
                                                     Nine Months    Nine Months
                                                         Ended         Ended
                                                     September 30,  September 30,
                                                          2003         2002
                                                     ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                            $  (155,069)   $  (521,067)
 Adjustments to reconcile net
   loss to net cash used in
   operating activities:

 Allowance for doubtful accounts                          45,145           --
 Stock issued for services                               167,150        290,000
 Depreciation                                            105,931         12,229
 Non-cash gain on settlement of vendor payables         (622,918)          --
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                 (179,860)      (716,044)
    Inventories                                         (103,428)      (203,976)
    Royalty receivable                                      --            8,356
    Accrued interest receivable                             --         (108,066)
    Stock subscription receivable
    Other assets                                         (53,715)         3,870
    Deposits                                              (6,000)       (18,995)
  Increase (decrease) in:
    Cash overdraft                                       164,796           --
    Accounts payable                                     161,533        283,999
                                                     -----------    -----------
         Net Cash Used In Operating Activities          (476,435)      (969,694)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                       (13,900)          --
 Proceeds from contract receivable                          --          121,609
 Proceeds from note receivable - stockholder                --           14,500
 Payments on loan receivable                                --           (7,700)
 Proceeds on due from shareholder                           --           17,870
 Purchases of property and equipment                    (398,269)      (388,765)
 Restricted cash                                         355,635           --
 Building purchase option                                   --         (500,000)
 Goodwill                                                   --       (1,195,044)
                                                     -----------    -----------
         Net Cash Used In Investing Activities           (56,534)    (1,937,530)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from stock options exercised                      --          150,000
 (Payments) proceeds on line of credit                   (27,000)     2,825,000
 Proceeds from loan payable - related party                 --           (9,400)
 Payments on loan payable - related party                (50,125)          --
 Proceeds from note receivable - stockholder                --             --
 Payments on capital lease                              (118,602)      (150,136)
 Proceeds from notes payable                             800,000         90,000
 Dividend payment on preferred stock                     (20,000)          --
 Proceeds from subscription receivable                      --            6,500
                                                     -----------    -----------
         Net Cash Provided By Financing Activities       584,273      2,911,964
                                                     -----------    -----------

NET INCREASE IN CASH                                      51,304          4,740

Cash - beginning of PERIOD                                 9,377        105.135
                                                     -----------    -----------

Cash - end of PERIOD                                 $    60,681    $   109,875
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURE OF-CASH FLOW INFORMATION:

Cash paid for interest expense                       $   301,800    $   109,900
                                                     ===========    ===========




     See accompanying notes to condensed consolidated financial statements.


                   RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Company acquired $217,770 of property and equipment under capital leases during the period ended September 30, 2003.

The Company exercised its option to acquire a cold storage facility and reclassified its option price of $500,000 to property and equipment as of September 30, 2003.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)



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

       (C) Principles of Consolidation

       The condensed consolidated financial statements include the accounts of Raptor Investments, Inc. and its wholly owned subsidiaries LBI Properties, Inc., LBI Eweb Communities, Inc., 105 NW 13 Avenue Holding Corporation and J&B Wholesale Produce, Inc., (from July 2, 2002, date of acquisition) (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 FACTORING AGREEMENT

       On September 30, 2003, the Company entered into a factoring agreement to sell certain trade receivables, primarily without recourse. Under the agreement, the factor will advance 90% of the face value of the receivable to the Company. The Company will pay a percentage fee of 1.5% and the remaining 8.5% will be applied against the outstanding line of credit balance upon collection. The Company's accounts receivable are pledged as collateral under the agreement. As of September 30, 2003, the Company has not factored any accounts receivable.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 3 INVENTORIES

       Inventories consist of purchased produce, fruit and vegetables and is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

NOTE 4 INVESTMENTS

       The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon quoted market pries of those investments as of September 30, 2003. Accordingly, unrealized gains and losses are included in stockholders' equity.

       The composition of marketable equity securities as of September 30, 2003 is as follows:

                                     Basis         Unrealized      Fair Value
                                                 Gain or (Loss)
                                  ----------     --------------   -------------

       Available-for-sale
         securities

            Common stock          $  21,785      $    (11,585)    $      10,200
                                  ==========     ==============   =============

NOTE 5 LINE OF CREDIT

       During July 2003, the Company entered into a loan extension agreement with its lender. The extension waived minimum repayment requirement of $250,000 under the original loan agreement until July 2, 2004. As of September 30, 2003, the company has not made any of the required minimum payments and has recorded $250,000 as the current liability under the loan extension agreement.

NOTE 6 NOTE PAYABLE

       During 2003, the Company issued a 10% note payable of $800,000 due March 8, 2008 with interest only payments due monthly. The note is secured by the assets of J&B Produce and 105 NW 13 Avenue Holding Corporation as of September 30, 2003, the outstanding note payable balance is $800,000.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


NOTE 7 STOCK ISSUANCES

       (A) Common Stock Warrants

       During 2003, the Company issued 1,500,000 common stock warrants at an exercise price of $.05 to consultants for services. Using the Black-Scholes model, the warrants were valued at $167,150 using the following assumptions: no annual dividend, volatility of 315%, risk-free interest rate of return of 3.0% and a term of one year.

       (B) Preferred Stock and Preferred Stock Dividends

       During August 2003, the Company and the Preferred Class A stockholder agreed to amend the terms and conditions of the payment of dividends and conversion of the Class A Preferred Stock. The Preferred Stockholder agreed to exchange the original 15 shares of Class A Preferred Stock and all accrued dividends for 15 shares of Class A Preferred Stock with the following attributes: annual dividends of $6,000 payable monthly and increasing to $7,992 annually following the first month the Company reaches sales over $15 million per annum and increasing to $9,984 annually for sales of $16 million and increasing to $11,976 per annum for all sales over $17 million. In addition, each share of Class A Preferred Stock is convertible into (0.75%) of the total issued and outstanding common shares up to a maximum conversion of 562,500 common shares.

NOTE 8 COMMITMENTS AND CONTINGENCIES

       (A) Lawsuits

       As of September 30, 2003, the Company and its insurance company have come to an agreement to settle all unresolved legal fees related to the prior operations and management of the Company. During 2003, management recorded a gain on the settlement of vendor payables and accrued legal fees of $622,918.

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

NOTE 9 SEGMENT INFORMATION

       The Company operates in two business segments, Produce and Other. The Company operates the Produce segment through its wholly owned subsidiaries J&B Wholesale Produce, Inc. and 105 NW 13 Avenue Holdings Corporation ("J&B"). J&B receives its revenues from selling produce wholesale to restaurants and stores. Raptor Investments, Inc., LBI Properties, Inc. and LBI Eweb Communities, Inc. do not meet the quantitative thresholds for a reportable segment and are therefore included in the Other segment. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates segment performance based on income from operations. All intercompany transactions between segments have been eliminated. As a result, the components of operating loss for one segment may not be comparable to another segment. The following is a summary of the Company's segment information for the period ended September 30:

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (UNAUDITED)


       2003                                     Produce         Other          Total
                                             -------------   -----------    ------------

       Revenues                              $  8,431,224    $      -       $  8,431,224
       Segment profit (loss)                     (394,782)       239,713        (155,069)
       Total assets                             4,569,745        168,632       4,738,377
       Additions to long-lived assets             383,269         15,000         398,269
       Depreciation and amortization              103,791          2,140         105,931

       2002

       Revenues                              $  2,539,998    $    50,000    $  2,589,998
       Segment loss                              (139,971)      (381,096)       (521,067)
       Total assets                             2,416,560      2,882,745       5,299,305
       Additions to long-lived assets             388,765          -             388,765
       Depreciation and amortization               10,789          1,440         12,229


NOTE 10  GOING CONCERN

       As shown in the accompanying condensed consolidated financial statements, the Company incurred a negative cash flow from operations of $ (476,435), has an accumulated deficit of $ (9,118,141) and a stockholders' deficiency of $ (759,038). These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company had a stockholder's deficiency of $759,038. As of September 30, 2003 the Company incurred gross profit of $1,907,567. Almost all of the company's revenues and all of its gross profit for the quarter ended September 30, 2003 is attributable to the continued operations of the wholesale produce segment, specifically the result of operations of the J&B Wholesale Produce, Inc. subsidiary. The Company plans to generate revenue in the future by retaining business consulting clients in the private and public sector for its Business consulting segment. In addition, the Company plans to seek the acquisition of additional income producing assets such as J&B Wholesale Produce, Inc. and to continue to grow that subsidiary company.

During the three and six months ended September 30, 2003, net sales totaled $2,859,264 and $8,431,224 respectively. Gross profit margin for the three and six month periods ended September 30, 2003 were 22.6% and 21.01%, respectively. Selling expense for the three and six month periods ended September 30, 2003 were $239,073 and $629,676, respectively. Management feels that comparisons to previous years figures are irrelevant because the Company had significantly different business activities following the acquisition of the wholesale produce segment of the Company.

Management feels that liquidity, cash available for operations, and business conditions generally are favorable to the continued operations, and expansion, of the company's J&B Wholesale Produce Operations. The material positive changes in the financial condition of the company, from the like period in fiscal 2002, and from the second fiscal quarter of 2003 to the third fiscal quarter of 2003, are attributable to the acquisition of and operations of J&B Wholesale Produce. The management of J&B continues to pursue more higher yielding produce customers, which should improve long-term liquidity. In addition, management has set minimum daily order amounts, and sought to limit the number of smaller, unprofitable or less profitable accounts which it services, to further expand the business and maximize profit while limiting the cost per delivery of the company. Management continues to streamline the day-to-day operations of J&B, has moved most back-office activities away from the produce warehouse facility, and has upgraded the computers of the company.

Management has taken steps to streamline the customer order process, to reduce errors and to prevent theft and employee pilfering. The company can now identify the employees who are responsible for, and had access to, each shipment. Substantial improvements to the product delivery line, combined with new computers and automated systems, have greatly increased efficiency, reduced errors and missed deliveries, and reduced product loss.

Particularly, the company has entered into a contract to replace all of the computers and software which controls inventory, ordering, distribution, invoicing, accounts receivable, and accounts payable. The new systems will be installed and tested and will be fully operational by the close of the fiscal year on December 31, 2003. Three additional refrigerated trucks have been leased and added to the company's fleet in order to service new customers and streamline routing.

The company is subject to market conditions in the fresh produce industry taken as a whole. Fresh produce is subject to tremendous variations in quality and consistency, as well as availability, and is the most highly perishable agricultural commodity. On a daily basis, company employees have to visually inspect hundreds of different products for size, shape, consistency, and visual defects. The public is increasingly concerned with the use of pesticides, herbicides, and genetically engineered foodstuffs. While cosmetically imperfect produce is acceptable to enter the processed foods stream, it is not acceptable to the fresh produce stream, and especially to the restaurants served by the company. The company's buyers have to make daily decisions on where to source each item based on quality, availability, price and location. These factors can change daily for each type of produce. Weather conditions or other factors can effect the price of a major volume product, such as lettuce, potatoes, onions, or tomatoes and have a significant impact on the company for the period. The successful acquisition of produce at a competitive price and of the highest quality will insure the continued success, and growth, of the company.

The company operates primarily in Miami-Dade, Broward and Palm Beach counties in southeast Florida. Many of the restaurants and other foodservice establishments which the company serves are seasonal in nature. While few of these establishments actually close during the summer months, many have a reduced order volume in the range of up to 40%. The company is attempting to limit the impact of the seasonal nature of the vacation industry in the region by concentrating on restaurants in areas where year-round residents live, particularly in the western suburbs of Miami, Fort Lauderdale and West Palm Beach. Seasonal volume changes are much less pronounced in these "bedroom communities". The entire tourism industry in Southeast Florida is dependant upon favorable travel conditions for continued success. Terrorism, or a decline in economic conditions, have a negative impact on tourism and could lead to reduced sales both for the company and the restaurants it serves.

The company has entered into a factoring arrangement with it's lender, American Millennium Investment Corporation. Commencing on October 6, 2003, the company has received a line of credit against pledged receivables in the total amount of $1,000,000. As of October 8, 2003 the company had drawn down $800,000. Under the factoring agreement. Gelpid Associates LLC, the company's principal lender, agreed to subordinate it's first perfected lien position on the company's receivables in order to make the factoring arrangement possible. Gelpid Associates LLC and American Millennium Investment Corporation are related entities.

Management believes that the factoring arrangement will allow the company to expand at a faster rate, and more broadly, than would have been possible without factoring. The factoring arrangement has allowed the company to compete for larger, national chain restaurant accounts which frequently require terms as long as sixty days for payment. Also, the company can pursue large accounts such as cruise lines and tourist facilities which would otherwise be out of the reach of the company.

Management feels that the company has adequate disclosure controls and procedures in place to insure the accurate and timely reporting of the financial condition of the company to it's auditors, and to the public. Specifically, regular, routine meetings are held between and among management, it's attorney, and it's accountants to resolve financial issues and insure the timely, accurate reporting of the financial condition of the company.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

The company included a full report of all litigation pending in it's annual report for the period ending December 31, 2002. That report is incorporated herein and made a part hereof by reference. Everything contained within this quarterly report is subject to the information contained within that annual report. In the opinion of management there are no outstanding litigation issues which threaten the viability of the company as an ongoing concern. There is no litigation against the company or any of it's subsidiaries which management considers of a material nature to the company.

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

The Preferred Stock, Class A, had an annual dividend of $12,000 per share, payable in equal quarterly installments beginning with the date of issue. The Preferred Stock, Class A was convertible, in whole, but not in part, into so many shares of the Common Stock of the Company as equals one half of one percent (0.5%) of the total number of shares of issued and outstanding Common Stock of the Company on the date of conversion. However, no shares of Preferred Stock, Class A, were convertible into more than 375,000 Common shares.

On August 1, 2003, the company, in agreement with the holder thereof, altered the terms of payment on the Class A Preferred Stock. Each share of Class A Preferred Stock, par value $0.01 features an annual dividend of $6000.00 per share, payable in equal monthly installments beginning August 1, 2003; said dividend ($7500.00 per month in total) to increase by a total of $2500.00 per month beginning in the first full calendar month after the company reaches $15 million per annum in gross revenues, and thereafter by a total of $2500.00 per month for each $1 million in additional gross revenues, up to a maximum of $17 million in gross revenues, and each share of the Class A Preferred stock is convertible into shares of the Common Capital stock of the Corporation using the following ratio:

Each Class A Preferred share shall be convertible, in whole, but not in part, to so many shares of the common capital stock of the Corporation as equals three quarters of one percent (0.75%) of the total number of issued and outstanding common capital shares of the company as exist on the date of conversion. Provided, however, that no Class A Preferred shares is convertible into more than 562,500 common capital shares. Upon conversion, the common capital stock issued for the conversion shall enjoy all of the rights, including voting rights, and dividends, as all of the common capital stock of the Corporation.

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

Paul Lovito, our Chief Executive Officer, and Matthew Lovito, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this report based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that the communications occur with promptness sufficient to assure the inclusion of the information in the then current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which they performed their evaluation.


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





DATED: October 31, 2003

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