Form 10QSB/A
period 2003-09-30
RAPTOR INVESTMENTS INC
filed 2004-01-07
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A

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





DATED: December 22, 2003

                               BY: /S/ PAUL LOVITO
                                   ------------------
                                   PAUL LOVITO,
                                   CHAIRMAN, PRESIDENT AND
                                   CHIEF EXECUTIVE OFFICER



                               BY: /S/ MATTEW LOVITO
                                   -------------------
                                   MATTHEW LOVITO,
                                   TREASURER AND CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL ACCOUNTING OFFICER)