Form 10KSB
period 2003-12-31
RAPTOR INVESTMENTS INC
filed 2004-05-21
CIK 915661

ANNUAL REPORT 12/31/03

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

        X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF

                         1934 For the fiscal year ended
                               December 31, 2003.

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

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this Form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. Yes X No

The issuer's revenues for the fiscal year ended December 31, 2003 were $ 11,135,407.

As of December 31, 2003, there were 48,887,681 shares of Common Stock outstanding. Based on the average high and low bid prices of the Common Stock on December 31, 2003, the approximate aggregate market value of Common Stock held by non-affiliates was $ 591,663.(1)


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits are incorporated by reference to the Registrant's Registration Statement on Form SB-2 and the amendments thereto, and the Registrant's Annual Reports on Form 10-KSB for the fiscal years ended December 31, 1995, December 31, 1996, December 31, 1997, December 31, 1998, December 31, 1999, December 31,
2000  December 31, 2001  and December 31, 2002 as listed in response to
Item 13(a)(2).

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                              ---      ---

(1) The aggregate dollar value of the voting stock set forth equals the number of shares of the Company's Common Stock outstanding, reduced by the amount of Common Stock held by officers, directors and shareholders owning in excess of 10% of the Company's Common Stock, multiplied by the average of the high and low bid prices for the Company's Common Stock on December 31, 2003. The information provided shall in no way be construed as an admission that any officer, director or 10% stockholder in the Company may or may not be deemed an affiliate of the Company, or that he/it is the beneficial owner of the shares reported as being held by him/it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.


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


In August 2001, the Company completed and closed upon the sale of 500,000 shares of the Company's common stock in a privately negotiated transaction for a purchase price of $30,000 to investors, Paul, Matthew and Marc Lovito (the "Lovitos"). Pursuant to the Agreement, on September 22, 2001, the Company's officers and directors, Charles Loccisano, Alan Gottlich,
Philip Friedman and Paul Begun, resigned and were replaced by the Lovitos on the board. In addition, on September 26, 2001, Paul Lovito became the Chairman, President and Chief Executive Officer replacing Alan Gottlich and Charles Loccisano. Marc Lovito became Vice President and Secretary replacing Alan Gottlich, and Matthew Lovito became the Company's Treasurer and Chief Financial Officer replacing Alan Gottlich.

This transaction is referred to as the "Lovito Transaction" and is described in full in the Company's previous reports. Reference is made to Form 10-KSB for the period ended December 31, 2002 which is incorporated herein and made a part hereof by reference.

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

The J&B Wholesale Produce, Inc. transaction. Effective July 2, 2002 Raptor acquired 100% of the issued and outstanding stock of J&B Wholesale Produce, Inc., from Gennaro Mugnano, in exchange for $2,325,000., as described in the 8-K document filed with the SEC on July 2, 2002. Raptor and J&B borrowed $2,825,000. from Gelpid Associates, LLC, a Florida Limited Liability Company, in order to complete the acquisition. A true and correct copy of the Stock Purchase Agreement is included in the 8-K filing and is incorporated herein by reference. The loan to Raptor by Gelpid Associates LLC was personally guaranteed by the President of Raptor, Mr. Paul Lovito. J&B is engaged in the wholesale produce industry. Pursuant to the Stock Purchase Agreement, Raptor acquired 1000 shares of J&B common Stock, par value $0.01, and J&B became a wholly-owned subsidiary of Raptor. J&B was incorporated in Florida as a for-profit corporation on May 16, 1994. The loan from Gelpid Associates is evidenced by a note, which has a term of three years and bears interest at the rate of LIBOR plus ten percent per annum. The minimum monthly payment due under the note is accrued interest only. There is no prepayment penalty under the note. The note is secured by the machinery, equipment, furniture, fixtures, inventory, accounts receivable, works in progress, motor vehicles, and computer hardware and software of J&B. Raptor has received an additional loan from Gelpid in the amount of $800,000. With which Raptor (1) closed on the purchase of the cold storage warehouse housing J&B located in Pompano Beach, Florida in the amount of $400,000., and (2) utilized approximately $400,000. to expand J&B as a retail seller of fruits, vegatables, dairy products and prepared foods.

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


The foregoing summaries of the Lovito Agreement, the LBI Properties, Inc. Agreement, the LBI E Web Agreement, the J&B Wholesale Produce, Inc. agreement and the Raptor Merger are only a brief description of the agreements and are qualified in their entirety by the detailed provisions of the agreements which were filed as exhibits to the Company's Current Report on Form 8-K filed on August 23, 2001 (Lovito Transaction), Schedule 14C filed on December 3, 2001(Raptor Merger) and Form 8-K filed on January 7, 2002 (LBI Properties, Inc. and LBI E Web Communities, Inc. Transaction) and the Form 8-K filed on July 2, 2003 (J&B transaction) are incorporated herein by reference.

The Factoring Arrangement.

The Company has entered into a factoring arrangement with American Millennium Investment Corporation. Commencing on October 6, 2003, the Company has received a line of credit against pledged receivables in the total amount of $1,100,000. As of December 31, 2003 the Company had drawn down $805,000. under the factoring agreement. Gelpid Associates LLC, the Company's principal lender, agreed to subordinate it's first perfected lien position on the Company's receivables in order to make the factoring arrangement possible. Gelpid Associates LLC and American Millennium Investment Corporation are related entities.

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

(a) History of Operating Losses; Operating Cash Flow Deficit. The Company has had net operating losses since 1988. For the fiscal year ended December 31, 2003, the Company's net operating income on a going concern basis was $ 49,911. See Management's Discussion and Analysis of Financial Conditions and Results of Operations.

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

Each Class A Preferred share shall be convertible, in whole, but not in part, to so many shares of the common capital stock of the Company as equals three quarters of one percent (0.75%) of the total number of issued and outstanding common capital shares of the Company as exist on the date of conversion. Provided, however, that no Class A Preferred share is convertible into more than 562,500 common capital shares. Upon conversion, the common capital stock issued for the conversion shall enjoy all of the rights, including voting rights, and dividends, as all of the common capital stock of the Company.

The management of the Company will not pay a dividend on the common stock until and unless the dividends payable on the preferred stock are current. Mr. Christian Chiari Transferred ownership of the Preferred Stock, Class A to American Millennium Investment Corporation, which does not alter the Company's obligations.


The Loan Extension Agreement.

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

(e) Control by Directors and Executive Officers. The directors, executive officers and their affiliates own approximately 76% of the Company's outstanding Common Stock and, therefore, are in a position to elect a majority of the Company's directors who, in turn, elect all of the Company's executive officers. The Company's lender has the right to appoint one member to the Board. Members of management, if acting in concert, will have sufficient voting power to control the outcome of all corporate matters submitted to the vote of shareholders, including the election of directors, changes in the size and composition of the Board of Directors, mergers, tender offers, and open-market purchase programs that could give shareholders of the Company the opportunity to realize a premium over the then-prevailing market price for their shares. In addition, the concentration of ownership in several members of management could have the effect of delaying or preventing a change in control of the Company and may effect the market price of the Company's common stock.

The Company is in the process of an active search for one or more independent Directors to serve on the Board.

ITEM 2. PROPERTIES

The corporate offices of Raptor Investments, Inc. are in Pompano Beach, Florida, and consist of approximately 2000 square feet of office space located within the cold storage facility of J&B Wholesale Produce, Inc.

ITEM 3. LEGAL PROCEEDINGS

All of the specific litigation items enumerated in the Company's Form 10-KSB for the period ended December 31, 2002 have been settled or dismissed in a manner favorable to the Company, with the following exception:

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

In addition, the Company from time to time has been involved in routine litigation, including litigation with various vendors and creditors. None of these litigation matters in which the Company has been involved is material to its financial condition or results of operations. The company has from time to time placed collection matters into the hands of it's attorney concerning delinquent accounts receivable in the J&B Wholesale Produce, Inc. segment.
The total amount placed for collection to date is less than $50,000.00. The company from time to time sues delinquent accounts in small claims court.



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

The following table sets forth, for the periods indicated, the range of high and low bid prices of the Common Stock as reported by OTC Bulletin Board for the twelve months ended December 31, 2002 and December 31, 2003. These prices reflect inter-dealer prices and do not include retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.




                                                         High       Low
                                                        -----------------
Quarters Ending:
----------------
March 31, 2002 ......................                    $ .10    $ .035
June 30, 2002 .......................                      .12      .03
September 30, 2002 ..................                      .15      .09
December 31, 2002 ...................                      .12      .07

Quarters Ending:
----------------
March 31, 2003 ......................                    $ .037    $ .039
June 30, 2003 .......................                      .037      .039
September 30, 2003 ..................                      .037      .039
December 31, 2003 ...................                      .037      .039

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

SALES OF UNREGISTERED SECURITIES

The following sales of unregistered securities occurred during the Company's fiscal years ended December 31, 2000, 2001, 2002 and 2003:

1. In 2000, the Company authorized the issuance of 50,000 shares of the Company's Common Stock to Charles Loccisano, the Company's Chairman and Chief Executive Officer. These shares were issued without an underwriter or placement agent in consideration for providing the Company with a loan in the amount of $150,000. The exemption from registration for the issuance was claimed pursuant to Section 4(2) of the Securities Act of 1933, as amended, in reliance upon the fact that such sale did not involve a public offering.

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

Each Class A Preferred share shall be convertible, in whole, but not in part, to so many shares of the common capital stock of the Company as equals three quarters of one percent (0.75%) of the total number of issued and outstanding common capital shares of the company as exist on the date of conversion. Provided, however, that no Class A Preferred shares is convertible into more than 562,500 common capital shares. Upon conversion, the common capital stock issued for the conversion shall enjoy all of the rights, including voting rights, and dividends, as all of the common capital stock of the Company.

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

PLAN OF OPERATION

The Company's primary operations are centered in the J&B Wholesale Produce, Inc. wholly-owned subsidiary. J&B is a regional provider of produce to restaurants in Miami-Dade, Broward, Palm Beach, Martin and Monroe counties in southeast Florida. Management expects 2004 gross sales in the J&B unit of $14 million.

Management feels that liquidity, cash available for operations, and business conditions generally are favorable to the continued operations, and expansion, of the Company's J&B Wholesale Produce Operations. The material positive changes in the financial condition of the Company, from fiscal 2002, are attributable to the acquisition of and operations of J&B Wholesale Produce. The management of J&B continues to pursue more higher yielding produce customers, which should improve long-term liquidity. In addition, management has set minimum daily order amounts, and sought to limit the number of smaller, unprofitable or less profitable accounts which it services, to further expand the business and maximize profit while limiting the cost per delivery of the Company. Management continues to streamline the day-to-day operations of J&B, and has upgraded the computers of the Company.

Management has taken steps to streamline the customer order process, to reduce errors and to prevent theft and employee pilfering. Substantial improvements to the product delivery line have greatly increased efficiency, reduced errors and missed deliveries, and reduced product spoilage.

Three additional refrigerated trucks have been leased and added to the Company's fleet in order to service new customers.

The Company has released all under-performing salespersons and is constantly seeking and hiring new sales professionals, particularly in the fast-growing northern and western suburbs of the service area. All employees have been placed on a time clock and salaried employees have been changed over to hourly. The Company no longer pays any employees in cash.

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

The Company has entered into a factoring arrangement with it's lender, American Millennium Investment Corporation. Commencing on October 6, 2003, the company has received a line of credit against pledged receivables in the total amount of $1,100,000. As of December 31, 2003 the company had drawn down $805,000. under the factoring agreement. Gelpid Associates LLC, the company's principal lender, agreed to subordinate it's first perfected lien position on the company's receivables in order to make the factoring arrangement possible. Gelpid Associates LLC and American Millennium Investment Corporation are related entities.

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

OTHER ACTIVITIES

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

RESULTS OF OPERATIONS.

Revenues for the fiscal year ended December 31, 2003 were $ 11,135,407, from $ 5,129,759. in revenues for 2002. This increase in revenues was a result of Increases in sales at the J&B Wholesale Produce, Inc. subsidiary of $ 6,058,648 and a decrease in consulting revenue of $ 53,000..

Cost of goods sold in 2003 was $ 9,345,202 compared with $ 3,931,640 in 2002. Our operating income for 2003 was $ 102,328.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company had a stockholder's deficit of $ 8,999,436.

As of December 2003 the Company had operating income of $ 16,053 . The Company plans to continue to grow its wholesale Produce business in the J&B subsidiary,. In addition, the Company plans to seek the acquisition of income producing assets in exchange for its securities.

Due to the Company's shareholder's deficiency of $656,364, the Company's net loss of $36,364, and the Company's negative cash flow from operations of $853,518, our auditors, Webb & Company PA, have raised substantial doubt about our Company's ability to continue as a going concern.

Management believes that the Company will derive sufficient cash flow from the J&B Wholesale Produce, Inc. operations to continue as a going concern over the next twelve months. The company was faced with unusual, one-time legal and accounting fees during the integration of the produce company. These expenses are not continuing in nature.

During 2003, downward pressure was exerted on our profit margins for wholesale produce, and on our profitability as a whole, by several different factors which can be enumerated. These factors were:

1. The price of diesel fuel to fuel our produce delivery trucks rose substantially over the course of the year. A shortage of crude oil combined with world political conditions have caused fuel charges to continue to rise. We are constantly reviewing our truck routing to insure that we use fuel efficiently.

2. Our workman's compensation insurance was retrospectively rated by our insurance carrier, and our premiums for this coverage increased. In addition, our carrier added several members of management to the payroll for purposes of computing our premiums. We are in the process of disputing certain of these charges.

3. A major customer, a restaurant chain, required us to upgrade the temperature monitoring systems in our warehouse, which we did. This was a one-time expense which is now behind us.

4. We incurred a one-time expense to upgrade the electrical service to our produce warehouse.

5. We have felt downward pressure on our price structure for produce as a result of considerable competition in the wholesale produce industry in south Florida. As our company grows, larger produce distributors have challenged us on price, and we have had to respond with lower prices. We do not sell any goods to any customer at a loss. We continually seek out better prices for our purchases so that we can continue to be competitive.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which they performed their evaluation.

On March 1, 2003 the Board of Directors appointed Matthew Lovito and Don A. Paradiso to it's newly-formed audit committee.

The audit committee shall ensure compliance with the Sarbanes-Oxley Act of 2002; address all issues of auditor independence; assess on a regular basis the integrity of the Corporation's financial reporting structures; serve as a conduit of communication between and among the Corporation, the Board, the auditors and the management of the Corporation; appoint, terminate, compensate and oversee the work of the auditors in connection with the annual audit report; have authority to settle any dispute between the auditors and management regarding financial reporting; analyze all of the work performed by the auditors and eliminate any services done by the auditors which may pose a potential conflict of interest; insure audit quality; determine the scope of any non-audit services to be performed by the auditors; and arrange for tax planning advice for the Corporation.



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

On March 6, 2002 the Company engaged Weinberg & Company, P.A. ("WC") as its independent public accountants for the Company's fiscal year ended December 31, 2001. During the Company's two fiscal years ended December 31, 2002, the Interim Period and the Second Interim Period, the Company did not consult with WC with respect to any of the matters contemplated by Item 304 (a) (2) (i) - (ii) of Regulation S-K.

At a meeting held on June 24, 2003, the Board of Directors of Raptor Investments, Inc. (the "Company") approved the engagement of Webb & Company, P.A. as independent auditors of the Company for the fiscal quarter ended June 30, 2003, to replace the firm of Weinberg & Company, P.A.., who were dismissed as the Company's independent accountants effective June 24, 2003.

Webb & Company, P.A.
Derek M. Webb, CPA
1375 Gateway Boulevard
Boynton Beach, Florida 33426
(561) 752-1721

The audit report of Weinberg & Company, P.A. for the year ended December 31, 2002 and for the year ended December 31, 2001 contained a modification expressing substantial doubt about the Company's ability to continue as a going concern. The audit reports of Weinberg & Company, P.A. for December 31, 2002 and December 31, 2001 did not contain any other adverse opinion or disclaimer of opinion, or qualification, audit scope or accounting principles other than the modification noted above.

        In connection with the audits of the Company's consolidated financial statements as of and for the years ended December 31, 2002 and December 31, 2001 and in the interim period from December 31, 2002 until June 23, 2003:

        Weinberg & Company, P.A. did not, during the applicable periods, advise the Company of any of the enumerated items described in Regulation SK, Item 304
(a)(1)v.

        There were no disagreements with the former auditors on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of the former auditors would cause them to make reference to the subject matter in their report.

Reference is made to the audit report contained within the Company's
10KSB as of December 31, 2002 and the same is incorporated herein by reference.

        Prior to the engagement of Webb & Company, P.A., the Company did not consult with Webb & Company, P.A. regarding the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and no written or oral advice was provided by Webb & Company, P.A. that was a factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issues of the Company.

ITEM 8A. CONTROLS AND PROCEDURES

Paul F. Lovito, Jr., our Chief Executive Officer, and Matthew Lovito, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of December 31, 2003. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Paul Lovito and Mr. Matthew Lovito made their evaluation.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's executive officers and directors are as follows:



==============================================================================
Name                   Age    Position with the Company       Director Since
------------------------------------------------------------------------------
Paul F. Lovito Jr.     35     Chairman, President ,Chief         2001
                                Executive Officer
                              and Director
------------------------------------------------------------------------------
Matthew J. Lovito      31     Chief Financial Officer,           2001
                             Treasurer and Director
------------------------------------------------------------------------------
Marc A. Lovito         28     Vice President and                 2001
                              Director
------------------------------------------------------------------------------
Don A. Paradiso, Esq.  46    Director                            2003
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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total annual compensation paid or accrued by the Company for services in all capacities for the Chief Executive Officer and each other officer who made in excess of $100,000 (salary plus bonuses) (the Named Officers) for the fiscal years ended December 31, 2003, 2002 and 2001. No other executive officers of the Company who were serving as such at the end of such fiscal years received salary and bonus in excess of $100,000.

   Long Term Compensation Awards

                                        Annual Compensation   Other
Name and Principal                                            Annual       Securities
Position                   Year       Salary       Bonus      Comp.(1)  Underlying Options
Paul Lovito,               2003       $123,450.      $0         $0             -0-
Chairman, President and
Chief Executive Officer

Matthew Lovito,            2003       $72,800.      $4500.         $0             -0-
Chief Financial Officer
and Treasurer

Marc Lovito,               2003       $72,800.      $4500.         $0             -0-
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of December 31, 2003 as to the beneficial ownership of Common Stock (including shares which may be acquired within sixty days pursuant to stock options) of each director of the Company and the executive officers of the Company listed in the Summary Compensation Table below, all directors and executive officers as a group and persons known by the Company to beneficially own more than 5% of the Common Stock. Except as set forth below, no person beneficially owns more than 5% of the Common Stock.

                          Number of Shares
Name and Address of       of Common Stock              Percent
Beneficial Owner (1)      Beneficially Owned (2)  Beneficially Owned
--------------------      ----------------------  ------------------
Paul Lovito (1)                   27,959,600             57.19%
LBI Capital Partners, LP           7,900,000             16.16%
LBI Holdings, Inc.                 3,420,000              7.00%
Matthew Lovito (2)                 2,780,000              5.60%
Marc Lovito (3)                    2,578,000              5.30%
Darrin Lovito                      2,402,000              4.90%

   All directors and executive
   officers as a group            33,317,600             96.22%

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

All of the obligations concerning the Lovito transaction have been fulfilled or settled. For a complete description of the transaction refer to the Company's Form 10-KSB for the period ended December 31, 2002.

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

ITEM 12A.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Webb & Company PA billed $8,853.00 to the company for professional services rendered for the audit of our 2003 financial statements and review of the financial statements included in our 3rd quarter 10-QSB.

Audit-Related Fees

Webb & Company PA billed $0 to the company in 2003 for assurance and related services that are reasonably related to the performance of the 2003 audit or review of the quarterly financial statements.

Tax Fees

Webb & Company PA billed $0 to the company in 2003 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Webb & Company PA billed $0 to the company in 2003 for services not described above.

Weinberg & Company, P.A. billed $34,243 in 2003 and $40,147 in 2002 to the company for professional services rendered for the audit of our 2003 and 2002 financial statements.

It is the policy of the company's audit committee that all services other than audit, review or attest services, must be pre-approved by the audit committee. All of the services described above were approved by the audit committee.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K



                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGES     1 - 2      INDEPENDENT AUDITORS' REPORTS

PAGE        3        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2003

PAGE        4        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                     DECEMBER 31, 2003 AND 2002

PAGE        5        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                     DEFICIENCY FOR THE YEARS ENDEDDECEMBER 31, 2003 AND 2002

PAGE      6 - 7      CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                     DECEMBER 31, 2003 AND 2002

PAGES    8 - 19      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Raptor Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Raptor Investments, Inc. and subsidiaries as of December 31, 2003 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. The financial statements of Raptor Investments, Inc. and subsidiaries as of December 31, 2002 were audited by other auditors whose report dated April 11, 2003 included a paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Raptor Investments, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has a net loss of $36,364, a negative cash flow from operations of $853,518 and a stockholders deficiency of $656,643. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note
16. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

/s/ WEBB & COMPANY, P.A.
------------------------
Boynton Beach, Florida
May 10, 2004

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Raptor Investments, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Raptor Investments, Inc. and subsidiaries (the "Company") for the period from August 20, 2002 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the results of operations and cash flows of Raptor Investments, Inc. and subsidiaries for the period from August 20, 2002 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net loss of $577,299 and a negative cash flow from operations of $419,734 for the period from August 20, 2002 (inception) through December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.

/s/ WEINBERG & COMPANY, P.A.
----------------------------
Boca Raton, Florida
April 4, 2003

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
CURRENT ASSETS
 Cash                                                          $   285,214
 Investments, net                                                    4,385
 Accounts receivable, net                                        1,322,881
 Inventories                                                       165,020
 Due from shareholder                                               16,470
 Deposits                                                            8,775
                                                               -----------
     Total Current Assets                                        1,802,745
                                                               -----------
PROPERTY AND EQUIPMENT, NET                                      2,021,630
                                                               -----------

OTHER ASSETS
 Goodwill                                                        1,111,077
                                                               -----------
     Total Other Assets                                          1,111,077
                                                               -----------
TOTAL ASSETS                                                   $ 4,935,452
                                                               ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Accounts payable and accrued expenses                             620,841
 Due to factor                                                     807,790
 Line of credit                                                    250,000
 Loans payable - related party                                      80,000
 Capital lease payable - current portion                           127,136
                                                               -----------
     Total Current Liabilities                                   1,885,767
                                                               -----------

LONG-TERM LIABILITIES
 Capital lease payable - long-term portion                         542,100
 Line of credit                                                  2,364,228
 Loan payable - long-term portion                                  800,000
                                                               -----------
     Total Long-Term Liabilities                                 3,706,328
                                                               -----------

TOTAL LIABILITIES                                                5,592,095
                                                               -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.01 par value, 5,000,000 shares
  authorized Series A Preferred stock, 15 shares
  authorized, 15 shares issued and outstanding                           1
  Common stock, $.01 par value, 100,000,000 shares
  authorized, 48,887,681 shares issued and outstanding             488,878
 Additional paid-in capital                                      9,675,020
 Subscription receivable                                          (178,700)
 Other comprehensive loss                                          (12,895)
 Note receivable - stockholder                                  (1,580,404)
 Treasury stock                                                    (49,107)
 Accumulated deficit                                            (8,999,436)
                                                               -----------
     Total Stockholders' Deficiency                               (656,643)
                                                               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $ 4,935,452
                                                               ===========

          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE YEAR ENDED DECEMBER 31,


                                                2003            2002
                                            ------------    ------------
REVENUE
 Sales                                      $ 11,135,407    $  5,076,759
 Consulting income                                  --            53,000
                                            ------------    ------------
      Total Revenue                           11,135,407       5,129,759
                                            ------------    ------------

COST OF GOODS SOLD                             9,345,202       3,931,640
                                            ------------    ------------

GROSS PROFIT                                   1,790,205       1,198,119
                                            ------------    ------------

OPERATING EXPENSES
 Selling expense                                 542,550         269,723
 Professional fees                               313,393         942,705
 Other general and administrative expense        918,209       1,160,278
                                            ------------    ------------
      Total Operating Expenses                 1,774,152       2,372,706
                                            ------------    ------------

INCOME (LOSS) FROM OPERATIONS                     16,053      (1,174,587)
                                            ------------    ------------

OTHER INCOME (EXPENSE)
 Loss on settlement of note receivable           556,385         (13,901)
 Gain on sale of property                        (89,226)           --
 Realized loss on investments                     (1,375)           --
 Interest expense                               (518,792)       (261,034)
 Interest income                                     591         143,904
                                            ------------    ------------
      Total Other Expense                        (52,417)       (131,031)
                                            ------------    ------------

NET LOSS                                    $    (36,364)   $ (1,305,618)
                                            ============    ============
LOSS PER SHARE
 Net loss                                        (36,364)     (1,305,618)
 Less: preferred stock dividends                 150,000          90,000
                                            ------------    ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS   $   (186,364)   $ (1,395,618)
                                            ============    ============

LOSS PER SHARE - BASIC AND DILUTED          $       --      $      (0.03)
                                            ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED             48,887,681      47,328,777
                                            ============    ============


          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                    Additional        Note
                                 Preferred Stock               Common Stock         Subscription     Paid-In       Receivable
                                Shares       Amount         Shares       Amount      Receivable      Capital       Stockholder
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2001          --     $      --      43,887,681   $   438,878   $  (185,200)   $ 8,788,739    $(1,451,000)

Issuance of common
 stock for services                 --            --       2,000,000        20,000          --          180,000           --

Issuance of preferred
 stock for cash                       15             1          --            --            --           89,999           --

Issuance of options for
 services                           --            --            --            --            --          364,132           --

Exercise of options                 --            --       3,000,000        30,000         6,500        120,000           --

Cash received on note
 receivable, net of
 interest income                    --            --            --            --            --             --         (129,404)

Other comprehensive loss            --            --            --            --            --             --             --

Net loss, 2002                      --            --            --            --            --             --             --

Total comprehensive loss            --            --            --            --            --             --             --
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance, December 31, 2002            15             1    48,887,681       488,878      (178,700)     9,542,870     (1,580,404)

Issuance of options for
 services                           --            --            --            --            --          167,150           --

Payment of preferred
 dividends                          --            --            --            --            --          (35,000)          --

Other comprehensive loss            --            --            --            --            --             --             --

Net loss, 2003                      --            --            --            --            --             --             --

Total comprehensive loss            --            --            --            --            --             --             --
                             -----------   -----------   -----------   -----------   -----------    -----------    -----------

BALANCE,
 DECEMBER 31, 2003                    15   $         1    48,887,681   $   488,878   $  (178,700)   $ 9,675,020    $(1,580,404)
                             ===========   ===========   ===========   ===========   ===========    ===========    ===========


                                                                 Other
                                   Treasury Stock            Comprehensive      Accumulated
                                Shares         Amount             Loss           Deficit           Total
                             -----------     -----------      -----------      -----------      -----------

Balance, December 31, 2001     3,040,800     $   (49,107)     $      --        $(7,657,454)     $  (115,144)


Issuance of common
 stock for services                 --              --               --               --            200,000

Issuance of preferred
 stock for cash                     --              --               --               --             90,000

Issuance of options for
 services                           --              --               --               --            364,132

Exercise of options                 --              --               --               --            156,500

Cash received on note
 receivable, net of
 interest income                    --              --               --               --           (129,404)

Other comprehensive loss            --              --             (6,885)            --             (6,885)

Net loss, 2002                      --              --               --         (1,305,618)      (1,305,618)
                                                                                                -----------

Total comprehensive loss            --              --               --               --         (1,312,503)
                             -----------     -----------      -----------      -----------      ===========

Balance, December 31, 2002     3,040,800         (49,107)          (6,885)      (8,963,072)        (746,419)


Issuance of options for
 services                           --              --               --               --            167,150

Payment of preferred
 dividends                          --              --               --               --            (35,000)

Other comprehensive loss            --              --             (6,010)            --             (6,010)

Net loss, 2003                      --              --               --            (36,364)         (36,364)
                                                                                                -----------

Total comprehensive loss            --              --               --               --            (42,374)
                             -----------     -----------      -----------      -----------      ===========

BALANCE,
 DECEMBER 31, 2003             3,040,800     $   (49,107)     $   (12,895)     $(8,999,436)     $  (656,643)
                             ===========     ===========      ===========      ===========      ===========



          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                         2003           2002
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                            $   (36,364)   $(1,305,618)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Loss on disposal of property and equipment             89,226           --
  Allowance for doubtful accounts                         52,012         18,387
  Depreciation                                           118,834         45,793
  Common stock and options issued for services           167,150        564,132
  Loss on sale of investments                              1,375           --
  Settlement of vendor payables                         (556,385)          --
  Interest income accrued                                   --         (143,904)
  Contract receivable settlement                            --           13,901
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                 (423,767)      (339,431)
    Inventories                                          (26,431)       (51,106)
    Royalty receivable                                      --           29,280
    Other current assets                                   7,726         (7,006)
  Increase (decrease) in:
    Accounts payable                                    (219,566)       792,132
    Accrued interest expense                                --           54,405
    Cash overdraft                                       (27,328)        27,328
                                                     -----------    -----------
         Net Cash Used In Operating Activities          (853,518)      (301,707)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                                 (18,845)        (7,885)
 Sale of investments                                       8,075           --
 Purchase of property and equipment                     (399,331)          --
 Proceeds from sale of property and equipment             13,178           --
 Restricted cash                                         355,635       (355,635)
 Building purchase option                                   --         (500,000)
 Acquisition of subsidiary                                  --       (2,325,000)
 Proceeds from notes receivable                             --          277,320
 Due from stockholder                                       --            1,400
                                                     -----------    -----------
         Net Cash Used In Investing Activities           (41,288)    (2,909,800)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds (payments) from line of credit                (210,772)     2,825,000
 Payments on loans payable - related party               (70,125)          --
 Payments on capital leases                             (121,250)       (56,808)
 Dividend payments to preferred stockholders             (35,000)          --
 Proceeds from note payable                              800,000           --
 Due to factor                                           807,790           --
 Proceeds from notes receivable - stockholder               --           14,500
 Proceeds from loan payable - related party                 --          100,000
 Proceeds from loan payable - former officers               --          (13,442)
 Proceeds from sale of common and preferred stock           --          246,500
                                                     -----------    -----------
         Net Cash Provided By Financing Activities     1,170,643      3,115,750
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                          275,837        (95,757)

CASH - BEGINNING OF YEAR                                   9,377        105,134
                                                     -----------    -----------

CASH - END OF YEAR                                   $   285,214    $     9,377
                                                     ===========    ===========

         See accompanying notes to consolidated financial statements.

                                                              2003      2002
                                                           ---------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest expense                             $ 496,059  $ 206,629
                                                           =========  =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:

Property acquired under capital lease                      $ 217,770  $  68,553
                                                           =========  =========

Exercise of building purchase option                       $ 500,000  $   --
                                                           =========  =========

Exchange of contract receivable for accrued expenses       $     --   $ 393,730
                                                           ========   =========

          See accompanying notes to consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2003


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

       Effective January 7, 2002, Raptor Investments, Inc. acquired LBI Properties, Inc. and LBI Eweb Communities, Inc. by issuing 19,974,298 and 19,800,000 shares, respectively of its common stock for all of the outstanding common stock of LBI Properties, Inc. and LBI Eweb Communities, Inc., respectively. LBI Properties, Inc. operations include acquiring, managing and developing real estate properties. LBI Eweb Communities, Inc. operates various information websites for investors. The merger has been accounted for as a business combination of entities under common control because all of the entities had common ownership interests, and accordingly, the consolidated financial statements have been prepared to include the combined results of operations, financial position and cash flows of Raptor Investments, Inc. and its subsidiaries for all the period presented (See Note 10(A)).

       On July 2, 2002, Raptor Investments, Inc. acquired 100% of the issued and outstanding common stock of J&B Produce, Inc. in exchange for cash of $2,325,000. The acquisition was recorded under the purchase method of accounting. J&B Produce, Inc.'s operations consist of produce sales to restaurants in South Florida (See Note 10(B)).

       (B) PRINCIPLES OF CONSOLIDATION

       The 2003 financial statements include the accounts of Raptor Investments, Inc. and its wholly owned subsidiaries LBI Properties, Inc., LBI EWeb Communities, Inc., J&B Produce, Inc. and 105 NW Avenue Holdings Corporation (from March 10, 2003, date of formation) All intercompany accounts have been eliminated in the consolidation.

       The 2002 financial statements include the accounts of Raptor Investments, Inc. and its wholly owned subsidiaries LBI Properties, Inc. and LBI EWeb Communities, Inc. and J&B Produce, Inc. (from July 2, 2002, date of acquisition). All intercompany accounts have been eliminated in the consolidation.

       Raptor Investments, Inc. and its subsidiaries LBI Properties, Inc., LBI EWeb Communities, Inc., 105 NW 13 Avenue Holding Corporation and J&B Produce, Inc. are hereafter referred to as the "Company".

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

       (D) CASH

       The Company maintains cash at financial institutions. The Company, at times maintains cash in banks in excess of FDIC insurance limits. At December 31, 2003, the Company had cash of approximately $155,000 in excess of FDIC insurance limits.

       (E) INVESTMENTS

       The Company's investments are comprised of marketable equity securities, all classified as available-for-sale. These investments are carried at their fair value.

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

       (K) REVENUE RECOGNITION AND DEFERRED REVENUE

       The Company recognizes revenue at the time of delivery and acceptance of produce products by its customers. The Company recognizes revenue from service contracts over the life of the services. The Company recognizes royalty income upon receipt.

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

       The carrying amounts of the Company's marketable securities, notes payable and capital leases, approximates fair value due to the relatively short period to maturity for these instruments.

       (M) BUSINESS SEGMENTS

       The Company's operations are classified into two reportable segments, Produce and Other.

       (N) LOSS PER SHARE

       Net loss per common share for the period ended December 31, 2003 and 2002 is required to be computed based on the weighted average common stock and dilutive common stock equivalents outstanding during the year as defined by Statement of Financial Accounting Standards, No. 128; "Earnings Per Share". The effect of common stock equivalents was not used since the effect was antidilutive.

       (O) NEW ACCOUNTING PRONOUNCEMENTS

       In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB 51". FIN No. 46 provides guidance on the identification of entities of which control is achieved through means other than voting rights ("variable interest entities" or "VIE's") and how to determine when and which business enterprise should consolidate the VIE (the "Primary Beneficiary"). In addition, FIN No. 46 required that both the Primary Beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The transitional disclosure requirements of FIN No. 46 are required in all financial statements initially issued after January 31, 2003, if certain conditions are met.

       In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003 and all of its provisions should be applied prospectively.

       In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

       SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

       Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities of FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.

       The adoption of these pronouncements did not have a material effect on the Company's financial position or results of operations.

NOTE 2 INVESTMENTS

       The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon quoted market prices of those investments as of December 31, 2003. Accordingly, unrealized gains and losses are included in stockholders' equity.

       The composition of marketable equity securities as of December 31, 2003 is as follows:

                                                  Unrealized
                                      Basis      Gain or (Loss)  Fair Value
                                      --------     --------      --------

        Available-for-sale securities
             Common stock             $ 17,280     $(12,895)     $  4,385
                                      ========     ========      ========

       During 2003, the Company recognized a loss on the sale of investment securities of $1,375. At December 31, 2003, unrealized losses of $12,895 are included in stockholders deficiency as other comprehensive loss.

NOTE 3 ACCOUNTS RECEIVABLE AND FACTOR AGREEMENT

       On September 30, 2003, the Company entered into a factoring agreement to sell certain trade receivables, without recourse. Under the agreement, the factor will advance 90% of the face value of the receivable to the Company. The Company will pay a percentage fee of 1.5% and the remaining 8.5% will be applied against the outstanding line of credit balance upon collection. The Company's accounts receivable are pledged as collateral under the agreement. As of December 31, 2003, the Company has received factor advances of $807,790 on approximately $1,100,000 of factored accounts receivable and paid factor fees of $ 32,666.

       Accounts receivable as of December 31, 2003 consisted of the following:

       Accounts receivable                          $  1,394,303
       Less allowance for doubtful accounts               71,422
                                                    ------------

                                                    $  1,322,881
                                                    ============

       The Company maintains an allowance for doubtful accounts based on management's analysis of historical customer collections and risk. For the years ended December 31, 2003 and 2002, the Company recorded a provision for doubtful accounts of $52,012 and $18,387, respectively.

NOTE 4 INVENTORIES

       Inventories (net) at December 31, 2003 consist of the following:

       Produce, fruits and vegetables               $   165,020
                                                    -----------

                                                    $   165,020
                                                    ===========

NOTE 5 PROPERTY AND EQUIPMENT

       Property and equipment as of December 31, 2003 consisted of the following:

       Capitalized lease assets                       $      975,466
       Land                                                  525,000
       Computer and office equipment                         120,962
       Office furniture                                        9,088
       Building and building improvements                    731,053
       Vehicles                                               78,972
                                                      --------------
                                                           2,440,541
       Less accumulated depreciation                         418,911
                                                      --------------
                                                      $    2,021,630
                                                      ==============

       Depreciation expense for the years ended December 31, 2003 and 2002 was $118,834 and $45,793, respectively. Accumulated depreciation on capitalized lease assets totaled $164,828 at December 31, 2003. During 2003, the Company recognized a loss on disposal of property and equipment of $89,226.

NOTE 6 NOTE RECEIVABLE - STOCKHOLDER

       During 2000, the Company sold an oil and gas lease for a note receivable of $1,700,000 with interest at 10% per annum, is unsecured and due on demand. Also during 2000, the Company assigned its rights under the agreement to its President on the same terms. During 2003 and 2002, the Company received payments of $0 and $14,500, respectively. At December 31, 2003, the balance was $1,436,500 and accrued interest receivable was $143,904. These amounts are included as a reduction of stockholders' equity at December 31, 2003.

NOTE 7 NOTE PAYABLE

       During 2003, the Company issued a 10% note payable of $800,000 due March 8, 2008 with interest only payments due monthly. The note is secured by the assets of J&B Produce and 105 NW 13 Avenue Holding Corporation as of December 31, 2003, the outstanding note payable balance is $800,000.

NOTE 8 LOANS PAYABLE - RELATED PARTY

       During 2002 a related party loaned the Company $100,000. The loan bears interest at 21%, is unsecured and due on demand. The outstanding balance at December 31, 2003 is $80,000

       During 2002, two former stockholders converted accounts payable and accrued expenses to loans payable. The loans are non-interest bearing, secured by the funds held in escrow and will be paid upon the final settlement of outstanding professional fees. The balance was paid in full during 2003.

NOTE 9 LINE OF CREDIT

       In order to effectuate the purchase of J&B and an option to purchase a building (Note 10), the Company entered into an agreement and signed a promissory note for a line of credit in the amount of $2,825,000, which shall cap at $2,000,000 when the principal balance is reduced to that amount. The note is due and payable on March 3, 2008. The note bears interest at the rate of LIBOR (1.12% at December 31, 2003) plus 10% per annum payable monthly. The note is secured by the assets of J&B Produce and a personal guarantee of the President.

       During July 2003, the Company entered into a loan extension agreement with its lender. The extension waived minimum repayment requirement of $250,000 under the original loan agreement until July 2, 2004. The note balance at December 31, 2003 is $2,614,228.

NOTE 10  BUSINESS COMBINATIONS

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

NOTE 11  COMMITMENTS AND CONTINGENCIES

       (A) LAWSUITS

       As of December 31, 2003, the Company and its insurance company have come to an agreement to settle all unresolved legal fees related to the prior operations and management of the Company. During 2003, management recorded a gain on the settlement of vendor payables and accrued legal fees of $556,385.

       (B) CAPITAL LEASES

       The Company leases delivery vehicles under non-cancelable capital lease agreements. Future minimum lease payments under the capital leases are as follows as of December 31, 2003:

                        YEAR                                 Amount
                        ----                               ----------

                        2004                               $  260,748
                        2005                                  259,417
                        2006                                  222,851
                        2007                                  189,006
                     Thereafter                               224,353
                                                           ----------
                                                            1,156,375
       Less: interest                                         487,139
                                                           ----------
                                                              669,236
       Less: current portion                                  127,136
                                                           ----------
       Capital lease obligations - non-current             $  542,100
                                                           ==========

       (C) OPERATING LEASES

       The Company leases office space under non-cancelable operating leases expiring through June 2006. Rental expense totaled approximately $75,300 and $128,000 for the years ended December 31, 2003 and 2002, respectively.

       Future minimum lease payments and operating leases consist of the following:

                   2004                  $    75,300
                   2005                       75,300
                   2006                       37,650
                                         -----------
                  Total                  $   188,250
                                         ===========

       (D) STOCK REPURCHASE

       The Company entered into an agreement to repurchase certain outstanding shares of common stock from two former officers and directors at a tender price of $0.20 per share. The tender price offer is guaranteed by the Company's President and Chief Financial Officer. The total shares owned by the former officers and directors is approximately 1,691,000. As of December 31, 2003, an agreement has been reached and the Company has been released from its obligation under the agreement.

NOTE 12  EQUITY

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

       (C) COMMON STOCK WARRANTS

       During 2002, the Company issued 3,000,000 common stock warrants at an exercise price of $0.05 to a consultant for services. The warrants expire in 2004. Using the Black-Scholes model, the warrants were valued at $114,132 under the following assumptions; no annual dividend, volatility of 242%, risk-free interest rate of return of 3.0% and a term of one year. The warrants were exercised in 2002 and the Company received cash proceeds of $150,000.

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

NOTE 13  INCOME TAXES

       Income tax expense (benefit) for the period ended December 31, 2003 and 2002 is summarized as follows:

                                                2003              2002
                                           --------------   ---------------
          Current:
            Federal                        $         --     $          --
            State                                    --                --
            Deferred - Federal and State             --                --
                                           --------------   ---------------

          Income tax expense (benefit)     $         --     $          --
                                           ==============   ===============

       The Company's tax expense differs from the "expected" tax expense for the period ended December 31, 2003 and 2002 as follows:

                                                      2003            2002
                                                  ------------    ------------

       U.S. Federal income tax expense (benefit)  $    (12,364)   $   (442,975)
       Effect on net operating loss carryforward        12,364         442,975
                                                  ------------    ------------
                                                  $        --     $       --
                                                  ============    ============

       The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 are as follows:

                                               2003           2002
                                            -----------    -----------
        Deferred tax assets:
        Net operating loss carryforward     $ 3,058,864    $ 3,046,500
                                            -----------    -----------
          Total gross deferred tax assets     3,058,864      3,046,500
        Less valuation allowance             (3,058,864)    (3,046,500)
                                            -----------    -----------

          Net deferred tax assets           $      --      $      --
                                            ===========    ===========

       At December 31, 2003, the Company had a net operating loss carryforward of approximately $8,996,000 for U.S. Federal income tax purposes available to offset future taxable income expiring through 2024. The net change in the valuation allowance during the year ended December 31, 2003 was an increase of $12,364.

NOTE 14  SEGMENT INFORMATION

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

                                             Produce                     Other                 Total
                                          -------------             ------------          -------------
       2003
       Revenues                           $  11,135,407             $       --            $  11,135,407
       Segment profit (loss)                   (236,740)                 200,376               (36,364)
       Total assets                           4,872,682                   62,770             4,935,452
       Additions to long-lived assets           602,101                   15,000               617,101
       Goodwill                               1,111,077                     -                1,111,077
       Depreciation and amortization            115,624                    3,210               118,834



                                                    Produce                Other                Total
                                                 ------------          ------------          ------------
       2002
       Revenues                                  $  5,076,759          $     53,000          $  5,129,759
       Segment profit (loss)                         (143,533)           (1,162,085)           (1,305,618)
       Total assets                                 3,838,527               387,015             4,225,542
       Additions to long-lived assets               2,325,000                  -                2,325,000
       Goodwill                                     1,111,077                  -                1,111,077
       Depreciation and amortization                   45,793                  -                   45,793

NOTE 15  RELATED PARTY TRANSACTIONS

       LBI Properties, Inc. and LBI Eweb Communities, Inc. are beneficially owned by the Board of Directors and their beneficiaries (See Notes 1 and 10(A)).

       See Notes 6 and 8 for additional related party transactions.

NOTE 16  GOING CONCERN

       As reflected in the accompanying financial statements, the Company has a net loss of $36,364, a negative cash flow from operations of $853,518 and a stockholders deficiency of $656,643. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

SIGNATURE                         TITLE(S)                           DATE
---------                         --------                      -------------

/S/ PAUL F. LOVITO JR.           CHAIRMAN, PRESIDENT, CHIEF      April 8, 2004
------------------------         EXECUTIVE OFFICER
PAUL F. LOVITO JR.               AND DIRECTOR
                                 (PRINCIPAL EXECUTIVE
                                 OFFICER)


/S/ MATTHEW J. LOVITO            CHIEF FINANCIAL OFFICER,        April 8, 2004
----------------------           TREASURER
MATTHEW J. LOVITO                AND DIRECTOR
                                 (PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER)


/S/ MARC A. LOVITO               VICE PRESIDENT AND DIRECTOR     April 8, 2004
----------------------
MARC A. LOVITO