Form 10KSB/A
period 2003-12-31
RAPTOR INVESTMENTS INC
filed 2004-05-28
CIK 915661

ANNUAL REPORT 12/31/03

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




                                                         High       Low
                                                        -----------------
Quarters Ending:
----------------
March 31, 2002 ......................                    $ .10    $ .035
June 30, 2002 .......................                      .12      .03
September 30, 2002 ..................                      .15      .09
December 31, 2002 ...................                      .12      .07

Quarters Ending:
----------------
March 31, 2003 ......................                    $ .034    $ .034
June 30, 2003 .......................                      .060      .051
September 30, 2003 ..................                      .033      .033
December 31, 2003 ...................                      .037      .039

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

                          Number of Shares
Name and Address of       of Common Stock              Percent
Beneficial Owner (1)      Beneficially Owned (2)  Beneficially Owned
--------------------      ----------------------  ------------------
Paul Lovito (1)                   27,959,600             57.19%
LBI Capital Partners, LP           7,900,000             16.16%
LBI Holdings, Inc.                 3,420,000              7.00%
Matthew Lovito (2)                 2,780,000              5.60%
Marc Lovito (3)                    2,578,000              5.30%
Darrin Lovito                      2,402,000              4.90%

   All directors and executive
   officers as a group            47,039,600             96.22%

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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