Form 10QSB
period 2004-03-31
RAPTOR INVESTMENTS INC
filed 2004-06-18
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     FOR THE TRANSITION PERIOD FROM

                         COMMISSION FILE NUMBER 0-23026

                            RAPTOR INVESTMENTS, INC.
        -----------------------------------------------------------------
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


                                  954-346-5799
                 -----------------------------------------------
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA-CODE)


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

COMMON STOCK, $.01 PAR VALUE - 48,887,681 SHARES AS OF MARCH 31, 2004.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES X   NO
   ---     ---

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE       1        CONDENSED CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004
                    (UNAUDITED)

PAGE       2        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                    THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGE       3        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
                    INCOME (LOSS) FOR THE THREE MONTHS ENDED
                    MARCH 31, 2004 AND 2003

PAGE       4        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)

PAGES    5 - 8      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    (UNAUDITED)



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)



                                     ASSETS
CURRENT ASSETS
 Cash                                                               $    92,780
 Investments, net                                                        12,695
 Accounts receivable, net                                             1,161,434
 Inventories                                                            247,923
 Due from stockholder                                                    16,470
 Other current assets                                                     2,775
                                                                    -----------
     Total Current Assets                                             1,534,077
                                                                    -----------

PROPERTY AND EQUIPMENT - NET                                          1,995,380
                                                                    -----------

OTHER ASSETS
 Deposits                                                                 6,000
 Goodwill                                                             1,111,077
                                                                    -----------
     Total Other Assets                                               1,117,077
                                                                    -----------

TOTAL ASSETS                                                        $ 4,646,534
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Cash overdraft                                                     $    94,530
 Accounts payable and accrued expenses                                  747,508
 Due to factor                                                          842,203
 Line of credit                                                         250,000
 Loans payable - related parties                                         80,000
 Capital lease - current                                                122,279
                                                                    -----------
     Total Current Liabilities                                        2,136,520
                                                                    -----------

LONG-TERM LIABILITIES
 Capital lease - non-current                                            515,823
 Line of credit                                                       2,364,228
 Note payable                                                           800,000
                                                                    -----------
     Total Long-Term Liabilities                                      3,680,051
                                                                    -----------

TOTAL LIABILITIES                                                     5,816,571
                                                                    -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.01 par value,
   5,000,000 shares authorized,
   Class A, $.01 par value,
   15 shares issued and outstanding                                           1
 Common stock, $.01 par value,
   100,000,000 shares authorized,
   48,887,681 shares issued and outstanding                             488,878
 Additional paid-in capital                                           9,652,520
 Note receivable - stockholder                                       (1,580,404)
 Treasury stock                                                         (49,107)
 Other comprehensive loss                                               (13,785)
 Accumulated deficit                                                 (9,489,440)
 Stock subscription receivable                                         (178,700)
                                                                    -----------
     Total Stockholders' Deficiency                                  (1,170,037)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $ 4,646,534
                                                                    ===========


     See accompanying notes to condensed consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  For the Three    For the Three
                                                  Months Ended      Months Ended
                                                    March              March
                                                   31, 2004          31, 2003
                                                 ------------      ------------

REVENUE                                          $  2,608,066      $  2,664,208

COST OF GOODS SOLD                                  2,018,823         1,989,868
                                                 ------------      ------------

GROSS PROFIT                                          589,243           674,340
                                                 ------------      ------------

OPERATING EXPENSES
 Selling expenses                                     131,232           188,230
 Settlement of vendor payables                           --            (292,919)
 Other general and administrative                     811,105           567,542
                                                 ------------      ------------
      Total Operating Expenses                        942,337           462,853
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                        (353,094)          211,487
                                                 ------------      ------------

OTHER INCOME (EXPENSE)
 Interest income                                         --                  95
 Factor fee expense                                   (39,409)             --
 Interest expense                                     (97,501)         (138,821)
                                                 ------------      ------------
      Total Other Income (Expense)                   (136,910)         (138,726)
                                                 ------------      ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                (490,004)           72,761
                                                 ------------      ------------

PROVISION FOR INCOME TAXES                               --                --
                                                 ------------      ------------

NET INCOME (LOSS)                                $   (490,004)     $     72,761
                                                 ============      ============

NET INCOME (LOSS) PER SHARE
 Net income (loss)                               $   (490,004)     $     72,761
 Preferred stock dividends                            (22,500)          (45,000)
                                                 ------------      ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                            $   (512,504)     $     27,761
                                                 ============      ============

Net income (loss) per common share -
  basic and diluted                              $      (0.01)     $       --
                                                 ============      ============

Weighted average number of
  common shares outstanding -
  basic and diluted                                48,887,681        48,887,681
                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.



                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                         OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)







                                                    For the Three      For the Three
                                                    Months Ended       Months Ended
                                                       March              March
                                                      31, 2004          31, 2003
                                                     ---------         ---------

Net income (loss)                                    $(490,004)        $  72,761

Unrealized gain (loss) on
  available-for-sale securities                           (890)             --
                                                     ---------         ---------

Comprehensive income (loss)                          $(490,894)        $  72,761
                                                     =========         =========







     See accompanying notes to condensed consolidated financial statements.






                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      For the Three For the Three
                                                          Months      Months
                                                          Ended        Ended
                                                          March        March
                                                        31, 2004      31, 2003
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                      $(490,004)    $  72,761
 Adjustments to reconcile net loss to
   net cash used in operating activities:
 Stock issued for services                                   --         167,150
 Depreciation                                              26,250        22,958
 Non-cash gain on settlement of vendor payables              --        (292,919)
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                   161,447        23,939
    Inventories                                           (82,903)      (94,854)
    Other current assets                                     --           3,900
    Deposits                                                 --          (8,525)
  Increase (decrease) in:
    Cash overdraft                                         94,530        56,659
    Accounts payable                                      126,667       (26,767)
                                                        ---------     ---------
         Net Cash Used In Operating Activities           (164,013)      (75,698)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                         (9,200)         --
 Purchases of property and equipment                         --          (2,814)
 Restricted cash                                             --          92,911
                                                        ---------     ---------
         Net Cash Provided By (Used In)
                Investing Activities                       (9,200)       90,097
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to factor                                             34,413          --
 Payments on loan payable - related party                    --         (48,683)
 Payments on capital lease                                (31,134)      (32,998)
 Proceeds from notes payable                                 --         400,000
 Dividend payment on preferred stock                      (22,500)         --
                                                        ---------     ---------
         Net Cash Provided By (Used In)
                Financing Activities                      (19,221)      318,319
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH                          (192,434)      332,718

CASH - BEGINNING OF PERIOD                                285,214         9,377
                                                        ---------     ---------

CASH - END OF PERIOD                                    $  92,780     $ 342,095
                                                        =========     =========

SUPPLEMENTAL DISCLOSURE
  OF-CASH FLOW INFORMATION:

Cash paid for interest expense                          $  97,501     $ 138,821
                                                        =========     =========

NON-CASH INVESTING AND
  FINANCING ACTIVITIES:

The Company acquired $217,770 of property and equipment under capital leases during the period ended March 31, 2003.

The Company exercised its option to acquire a cold storage facility and reclassified its option price of $500,000 to property and equipment as of March
31, 2003.


     See accompanying notes to condensed consolidated financial statements.


                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)




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

       For further information, refer to the financial statements and footnotes for the year ended December 31, 2003 included in the Company's Form 10-KSB.

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

       (C) PRINCIPLES OF CONSOLIDATION

       The condensed consolidated financial statements include the accounts of Raptor Investments, Inc. and its wholly owned subsidiaries LBI Properties, Inc., LBI Eweb Communities, Inc., 105 NW 13 Avenue Holding Corporation and J&B Wholesale Produce, Inc., (collectively, the "Company"). All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 FACTORING AGREEMENT

       During 2003, the Company entered into a factoring agreement to sell certain trade receivables, primarily without recourse. Under the agreement, the factor will advance 90% of the face value of the receivable to the Company. The Company will pay a percentage fee of 1.5% and the remaining 8.5% will be applied against the outstanding line of credit balance upon collection. The Company's accounts receivable are pledged as collateral under the agreement. As of March 31, 2004, the Company has received factor advances of $842,203 on approximately $1,100,000 of factored accounts receivable and paid factor fees of $39,409.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)


NOTE 3 INVENTORIES

       Inventories consist of purchased produce, fruit and vegetables and is valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

NOTE 4 INVESTMENTS

       The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon quoted market pries of those investments as of March 31, 2004. Accordingly, unrealized gains and losses are included in stockholders' equity.

       The composition of marketable equity securities as of March 31, 2004 is as follows:
                                                        Unrealized
                                                          Gain or        Fair
                                             Basis        (Loss)         Value
                                           --------      ---------      --------

       Available-for-sale securities

       Common stock                        $ 26,480      $(13,785)      $ 12,695
                                           ========      ========       ========

NOTE 5 LINE OF CREDIT

       The Company entered into an agreement and signed a promissory note for a line of credit in the amount of $2,825,000, which shall cap at $2,000,000 when the principal balance is reduced to that amount. The note is due and payable on March 3, 2008. The note bears interest at the rate of LIBOR (1.1% at March 31, 2004) plus 10% per annum payable monthly. The note is secured by the assets of J&B Produce and a personal guarantee of the President.

       During July 2003, the Company entered into a loan extension agreement with its lender. The extension waived minimum repayment requirement of $250,000 under the original loan agreement until July 2, 2004. The note balance at March 31, 2004 is $2,614,228.

NOTE 6 STOCKHOLDERS' EQUITY

       During August 2003, the Company and the Preferred Class A stockholder agreed to amend the terms and conditions of the payment of dividends and conversion of the Class A Preferred Stock. The Preferred Stockholder agreed to exchange the original 15 shares of Class A Preferred Stock and all accrued dividends for 15 shares of Class A Preferred Stock with the following attributes: annual dividends of $6,000 payable monthly and increasing to $7,992 annually following the first month the Company reaches sales over $15 million per annum and increasing to $9,984

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)




       annually for sales of $16 million and increasing to $11,976 per annum for all sales over $17 million. In addition, each share of Class A Preferred Stock is convertible into (0.75%) of the total issued and outstanding common shares up to a maximum conversion of 562,500 common shares. During the three months ended March 31, 2004, he Company paid preferred dividends of $22,500.

NOTE 7 SEGMENT INFORMATION

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

       2004                             Produce         Other          Total
                                      -----------    -----------    -----------

Revenues                              $ 2,608,066    $      --      $ 2,608,066
Segment profit (loss)                    (444,429)       (45,575)      (490,004)
Total assets                            4,590,578         55,956      4,646,534
Additions to long-lived assets               --             --             --
Depreciation and amortization              25,714            536         26,250

                                                                           2003

Revenues                              $ 2,664,208    $      --      $ 2,664,208
Segment profit (loss)                      (5,948)        78,709         72,761
Total assets                            3,845,051        675,694      4,520,745
Additions to long-lived assets              2,814           --            2,814
Depreciation and amortization              22,958           --           22,958

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2004
                                   (UNAUDITED)


NOTE 8 GOING CONCERN

       As shown in the accompanying condensed consolidated financial statements, the Company incurred a negative cash flow from operations of $164,013, has an accumulated deficit of $9,489,440 and a stockholders' deficiency of $1,170,037. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

This quarterly report should be read in light of the following factors which can be ascertained from our financial disclosure for the quarter ended March 31, 2004:

1. LIQUIDITY. Our financial situation deteriorated during the quarter and our resources are limited, and we must take, and have taken, affirmative steps to increase sales, improve our profit margins for the foodstuffs we sell, and reduce costs.

2. CAPITAL RESOURCES. Our company is highly leveraged and the lack of capital could foreseeable limit our ability to expand. To that end, we have been in discussion with our lenders concerning our cash needs, and have kept our lenders abreast of our situation on a daily basis. We have firm commitments from our lenders to support us, our management and Board, and to continue to support our efforts in the future.

3. LOAN OBLIGATIONS. We are not in default on any of our obligations to pay our lenders, or on our obligation to pay a fixed dividend on our preferred stock. We will meet our obligation contained within the loan agreement with our lenders to reduce our debt (principal) by $250,000 on or before July 2, 2004.

4. MARKET CONDITIONS. The economy and the markets for our products are changing daily. While fuel costs have stabilized, and in some cases abated, we are still paying more than 100% more for truck fuel than we paid for the similar period one year ago. We are paying approximately 400% of our year-ago costs for freight charges to bring bulk vegetables to our loading docks. We are trying to buy vegetables which require as short a distance for freight as possible.

MATERIAL CHANGES IN FINANCIAL CONDITION FROM MARCH 31, 2003 TO MARCH 31, 2004:

Revenues for the three month period ended March 31, 2004 were essentially static compared to the same time period for 2003. The cost of goods sold was also essentially the same, however dramatic increases in our operating expenses from $462,853 in 2003 to $942,337 in 2004 resulted in a deterioration in our results from a $211,487 net income from operations in 2003 to a net loss from operations of $353,094 in the like period for 2004. Net loss for the period was $490,004 compared with net income for the like period in 2003 of $72,761. Management considers this unacceptable and is taking the steps necessary to reverse this trend.

DESCRIPTION OF CAUSES FOR DECLINE IN BUSINESS:
---------------------------------------------

The decline in our results of operations from the period March 31, 2003 are attributable to the following:

        1. Increases in fuel costs.
        2. Increases in freight costs.
        3. Loss of customers.
        4. Lengthened time periods for customer payments.
        5. Price pressures from larger, better capitalized competitors.
        6. Salary and office expense increases.

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

The Company has entered into a factoring arrangement with it's lender, American Millennium Investment Corporation. Commencing on October 6, 2003, the company has received a line of credit against pledged receivables in the total amount of $1,100,000. As of March 31, 2004 the company had drawn down $ 905,000. under the factoring agreement. Gelpid Associates LLC, the company's principal lender, agreed to subordinate it's first perfected lien position on the company's receivables in order to make the factoring arrangement possible. Gelpid Associates LLC and American Millennium Investment Corporation are related entities.

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


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company had a stockholder's deficiency of $1,170,037. As of March 31, 2004 the Company incurred a loss of $512,504. Almost all of the company's revenues for the quarter ended March 31, 2004 is attributable to the continued operations of the wholesale produce segment, specifically the result of operations of the J&B Wholesale Produce, Inc. subsidiary. The Company plans to generate revenue in the future by retaining business consulting clients in the private and public sector for its Business consulting segment. In addition, the Company plans to seek the acquisition of additional income producing assets such as J&B Wholesale Produce, Inc. and to continue to grow that subsidiary company.

Management feels that liquidity, cash available for operations, and business conditions generally are favorable to the continued operations, and expansion, of the company's J&B Wholesale Produce Operations. The material positive changes in the financial condition of the company, from the like period in fiscal 2003, and from the fourth fiscal quarter of 2003 to the first fiscal quarter of 2004, are attributable to the acquisition of and operations of J&B Wholesale Produce. The management of J&B continues to pursue more higher yielding produce customers, which should improve long-term liquidity. In addition, management has set minimum daily order amounts, and sought to limit the number of smaller, unprofitable or less profitable accounts which it services, to further expand the business and maximize profit while limiting the cost per delivery of the company. Management continues to streamline the day-to-day operations of J&B, has moved most back-office activities away from the produce warehouse facility, and has upgraded the computers of the company.

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

The company has entered into a factoring arrangement with it's lender, American Millennium Investment Corporation. Commencing on October 6, 2003, the company has received a line of credit against pledged receivables in the total amount of $1,100,000. As of March 31, 2004 the company had drawn down $ 905,000. Under the factoring agreement. Gelpid Associates LLC, the company's principal lender, agreed to subordinate it's first perfected lien position on the company's receivables in order to make the factoring arrangement possible. Gelpid Associates LLC and American Millennium Investment Corporation are related entities.

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

FINANCIAL DISCLOSURE AND CONTROLS

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

Paul F. Lovito, Jr., our Chief Executive Officer, and Matthew Lovito, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of March 31, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date on which Mr. Paul Lovito and Mr. Matthew Lovito made their evaluation.



                            PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

The company included a full report of all litigation pending in it's annual report for the period ending December 31, 2003. That report is incorporated herein and made a part hereof by reference. Everything contained within this quarterly report is subject to the information contained within that annual report. In the opinion of management there are no outstanding litigation issues which threaten the viability of the company as an ongoing concern. There is no litigation against the company or any of it's subsidiaries which management considers of a material nature to the company.

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





DATED: June 4, 2004

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