Form 10QSB
period 2004-06-30
RAPTOR INVESTMENTS INC
filed 2004-08-17
CIK 915661

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(MARK ONE)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

COMMON STOCK, $.01 PAR VALUE - 48,887,681 SHARES AS OF June 30, 2004.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

YES X   NO
   ---     ---

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004

                            RAPTOR INVESTMENTS, INC.
                                AND SUBSIDIARIES



                                    CONTENTS


PAGE         1         CONDENSED CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2004 (UNAUDITED)

PAGE         2         CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 2004 AND 2003 (UNAUDITED)

PAGE         3         CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
                       2004 AND 2003 (UNAUDITED)

PAGES      4 - 8       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


                                                       ASSETS
CURRENT ASSETS
 Cash                                                                                        $       201
 Investments, net                                                                                  7,512
 Accounts receivable, net                                                                        835,791
 Inventories                                                                                     251,401
 Due from stockholder                                                                             16,470
 Other current assets                                                                                250
                                                                                             -----------
     Total Current Assets                                                                      1,111,625
                                                                                             -----------

PROPERTY AND EQUIPMENT - NET                                                                   1,971,160
                                                                                             -----------

OTHER ASSETS
 Deposits                                                                                          8,525
 Goodwill                                                                                      1,111,077
                                                                                             -----------
     Total Other Assets                                                                        1,119,602
                                                                                             -----------

TOTAL ASSETS                                                                                 $ 4,202,387
                                                                                             ===========

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Cash overdraft                                                                              $    81,338
 Accounts payable and accrued expenses                                                           643,531
 Due to factor                                                                                   844,493
 Line of credit                                                                                  250,000
 Loans payable - related parties                                                                  70,000
 Capital lease - current                                                                         153,413
                                                                                             -----------
     Total Current Liabilities                                                                 2,042,775
                                                                                             -----------

LONG-TERM LIABILITIES
 Capital lease - non-current                                                                     453,555
 Line of credit                                                                                2,271,495
 Note payable                                                                                    800,000
                                                                                             -----------
     Total Long-Term Liabilities                                                               3,525,050
                                                                                             -----------

TOTAL LIABILITIES                                                                              5,567,825
                                                                                             -----------

STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized, Class A, $.01 par value, 15 shares
   issued and outstanding                                                                              1
 Common stock, $.01 par value, 100,000,000 shares
  authorized, 48,887,681 shares issued and outstanding                                           488,878
 Additional paid-in capital                                                                    9,637,520
 Note receivable - stockholder                                                                (1,580,404)
 Treasury stock                                                                                  (49,107)
 Other comprehensive loss                                                                        (12,775)
 Accumulated deficit                                                                          (9,670,851)
 Stock subscription receivable                                                                  (178,700)
                                                                                             -----------
     Total Stockholders' Deficiency                                                           (1,365,438)
                                                                                             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $ 4,202,387
----------------------------------------------                                               ===========




     See accompanying notes to condensed consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                         For the Three         For the Three          For the Six           For the Six
                                         Months Ended          Months Ended          Months Ended          Months Ended
                                         June 30, 2004         June 30, 2003         June 30, 2004         June 30, 2003
                                       ------------------    ------------------    ------------------    ------------------
REVENUE                                      $  2,548,128          $  2,907,752          $  5,156,194          $  5,571,960

COST OF GOODS SOLD                              1,886,501             2,275,623             3,905,324             4,265,491
                                             ------------          ------------          ------------          ------------

GROSS PROFIT                                      661,627               632,129             1,250,870             1,306,469
                                             ------------          ------------          ------------          ------------
OPERATING EXPENSES
 Stock compensation                                  --                    --                    --                 167,150
 Selling expenses                                  39,580               202,373               170,812               390,603
 Settlement of vendor payables                       --                (329,999)                 --                (622,918)
 Other general and administrative                 692,923               627,989             1,504,028             1,028,381
                                             ------------          ------------          ------------          ------------
      Total Operating Expenses                    732,503               500,363             1,674,840               963,216
                                             ------------          ------------          ------------          ------------

INCOME (LOSS) FROM OPERATIONS                     (70,876)              131,766              (423,970)              343,253
                                             ------------          ------------          ------------          ------------
OTHER INCOME (EXPENSE)
 Interest income                                     --                     293                  --                     388
 Realized loss on investments                      (6,100)                 --                  (6,100)                 --
 Factor fees expense                              (33,518)                 --                 (72,927)                 --
 Interest expense                                 (70,917)              (53,079)             (168,418)             (191,900)
                                             ------------          ------------          ------------          ------------
      Total Other Income (Expense)               (110,535)              (52,786)             (247,445)             (191,512)
                                             ------------          ------------          ------------          ------------

NET INCOME (LOSS)                            $   (181,411)         $     78,980          $   (671,415)         $    151,741
                                             ============          ============          ============          ============

NET INCOME (LOSS) PER SHARE
 Net income (loss)                           $   (181,411)         $     78,980          $   (671,415)         $    151,741
 Preferred stock dividends                        (15,000)              (45,000)              (37,500)              (90,000)
                                             ------------          ------------          ------------          ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                        $   (196,411)         $     33,980          $   (708,915)         $     61,741
                                             ============          ============          ============          ============

Net income (loss) per common
  share - basic and diluted                  $       --            $       --            $      (0.02)         $       --
                                             ============          ============          ============          ============

Weighted average number of common
  shares outstanding
 - basic and diluted                           48,887,681            48,887,681            48,887,681            48,887,681
                                             ============          ============          ============          ============


     See accompanying notes to condensed consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          For the Six Months   For the Six Months
                                                                                          Ended June 30, 2004  Ended June 30, 2003
                                                                                          -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                                                                  $(671,415)           $ 151,741
 Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
 Stock issued for services                                                                               --                167,150
 Depreciation                                                                                          50,470               46,986
 Allowance for doubtful accounts                                                                       22,043                 --
 Realized loss on investments                                                                           6,100                 --
 Non-cash gain on settlement of vendor payables                                                          --               (622,918)
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                               465,047                7,937
    Inventories                                                                                       (86,381)            (121,285)
    Other assets                                                                                         --                (54,365)
    Deposits                                                                                             --                 (6,000)
  Increase (decrease) in:
    Cash overdraft                                                                                     81,338              (16,804)
    Accounts payable                                                                                   22,690               (6,671)
                                                                                                    ---------            ---------
         Net Cash Used In Operating Activities                                                       (110,108)            (454,229)
                                                                                                    ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of marketable securities                                                                     (9,107)                --
 Purchases of property and equipment                                                                     --                (16,184)
 Restricted cash                                                                                         --                355,635
                                                                                                    ---------            ---------
         Net Cash Provided By (Used In) Investing Activities                                           (9,107)             339,451
                                                                                                    ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Due to factor                                                                                         36,703                 --
 Payments on line of credit                                                                           (92,733)             (17,000)
 Payments on loan payable - related party                                                                --                (50,125)
 Payments on capital lease                                                                            (62,268)             (58,173)
 Proceeds from notes payable                                                                          (10,000)             400,000
 Dividend payment on preferred stock                                                                  (37,500)              (5,000)
                                                                                                    ---------            ---------
         Net Cash Provided By (Used In) Financing Activities                                         (165,798)             269,702
                                                                                                    ---------            ---------

NET INCREASE (DECREASE) IN CASH                                                                      (285,013)             154,924

CASH - BEGINNING OF PERIOD                                                                            285,214                9,377
                                                                                                    ---------            ---------

CASH - END OF PERIOD                                                                                $     201            $ 164,301
                                                                                                    =========            =========
SUPPLEMENTAL DISCLOSURE OF-CASH FLOW INFORMATION:

Cash paid for interest expense                                                                      $  70,917            $   8,400
                                                                                                    =========            =========


     See accompanying notes to condensed consolidated financial statements.

                    RAPTOR INVESTMENTS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF JUNE 30, 2004
                                   (UNAUDITED)


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

NOTE 3 FACTORING AGREEMENT

       During 2003, the Company entered into a factoring agreement to sell certain trade receivables, primarily without recourse. Under the agreement, the factor will advance 90% of the face value of the receivable to the Company. The Company will pay a percentage fee of 1.5% and the remaining 8.5% will be applied against the outstanding line of credit balance upon collection. The Company's accounts receivable are pledged as collateral under the agreement. As of June 30, 2004, the Company has received factor advances of $844,493 on approximately $1,000,000 of factored accounts receivable and paid factor fees of $72,927.

NOTE 4 INVESTMENTS

       The Company's marketable securities are comprised of equity securities, all classified as available-for-sale, which are carried at their fair value based upon quoted market pries of those investments as of June 30, 2004. Accordingly, unrealized gains and losses are included in stockholders' equity.

       The composition of marketable equity securities as of June 30, 2004 is as follows:

                                                              Unrealized
                                             Basis           Gain or (Loss)      Fair Value
                                          --------------     -------------     -------------
       Available-for-sale securities
            Common stock                  $       20,287     $     (12,775)    $       7,512
                                          ==============     =============     =============

NOTE 5 LINE OF CREDIT

       The Company entered into an agreement and signed a promissory note for a line of credit in the amount of $2,825,000, which shall cap at $2,000,000 when the principal balance is reduced to that amount. The note is due and payable on March 3, 2008. The note bears interest at the rate of LIBOR (1.1% at June 30, 2004) plus 10% per annum payable monthly. The note is secured by the assets of J&B Produce and a personal guarantee of the President.

       During July 2003, the Company entered into a loan extension agreement with its lender. The extension waived minimum repayment requirement of $250,000 under the original loan agreement until July 2, 2004. The note balance at June 30, 2004 is $2,521,495.

NOTE 6 STOCKHOLDERS' EQUITY

       During August 2003, the Company and the Preferred Class A stockholder agreed to amend the terms and conditions of the payment of dividends and conversion of the Class A Preferred stock. The Preferred stockholder agreed to exchange the original 15 shares of Class A Preferred stock and all accrued dividends for 15 shares of Class A Preferred stock with the following attributes: annual dividends of $6,000 payable monthly and increasing to $7,992 annually following the first month the Company reaches sales over $15 million per annum and increasing to $9,984 annually for sales of $16 million and increasing to $11,976 per annum for all sales over $17 million. In addition, each share of Class A Preferred stock is convertible into (0.75%) of the total issued and outstanding common shares up to a maximum conversion of 562,500 common shares. During the six months ended June 30, 2004, the Company paid cash dividends of $37,500 on the Class A Preferred stock. As of June 30, 2004, the Company has accrued dividends of $7,500 due on the Class A Preferred stock.

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

       2004                                     Produce                 Other             Total
                                             --------------    ---------------      ---------------
       Revenues                              $    5,156,194    $           --       $     5,156,194
       Segment profit (loss)                       (604,844)          (66,571)             (671,415)
       Total assets                               4,178,294            24,093             4,202,387
       Additions to long-lived assets                  -                   --                    --
       Depreciation and amortization                 49,398             1,072                50,470




       2003

       Revenues                              $    5,571,960    $         --         $     5,571,960
       Segment profit (loss)                       (159,907)          311,648               151,741
       Total assets                               3,902,550           268,192             4,170,742
       Additions to long-lived assets                 1,184            15,000                16,184
       Depreciation and amortization                 45,916             1,070                46,986

NOTE 8 COMPREHENSIVE INCOME (LOSS)

       The Company follows SFAS No. 130, "Reporting Comprehensive Income ". This statement establishes standards for reporting and displaying comprehensive income (loss) and its components.

       The components of other comprehensive income (loss) are as follows:

                                                     For the
                                                      Three            For the        For the Six
                                                   Months Ended     Three Months      Months Ended      For the Six
                                                     June 30,           Ended           June 30,       Months Ended
                                                       2004         June 30, 2003         2004         June 30, 2003
                                                   -------------    --------------    -------------    --------------
       Net income (loss)                           $    (181,411)   $       78,980   $     (671,415)   $      151,741
       Change in net unrealized gain on
        securities                                         1,010              --                120             3,000
                                                   -------------    --------------    -------------    --------------

         Comprehensive income (loss)               $    (180,401)   $       78,980    $    (671,295)   $      154,741
                                                   =============    ==============    =============    ==============

NOTE 9 GOING CONCERN

       As shown in the accompanying condensed consolidated financial statements, the Company incurred a negative cash flow from operations of $110,108, has an accumulated deficit of $9,670,851, a stockholders' deficiency of $1,365,438 and a working capital deficiency of $1,931,150. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 10  SUBSEQUENT EVENTS

       During July 2004, the Company issued 3,500,000 shares of common stock to officers and 5,000,000 of common stock to consultants for services.

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

This quarterly report should be read in light of the following factors which can be ascertained from our financial disclosure for the quarter ended June 30, 2004:

1. LIQUIDITY. Our financial situation continued to deteriorate in the quarter and our cash resources are limited, and we must take, and have taken, steps to increase sales, improve our profit margins for the foodstuffs we sell, and reduce costs. In order to increase sales, we have hired five additional sales persons, and we have offered a "draw" of funds against sales commissions for our new sales persons. This has resulted in our capturing of several new large accounts, including a large chain of "Dollar" type stores which are placing in excess of $50,000. per week in new orders.

Our auditors have expressed concern about our ability to function as a going concern going forward. In Note 9 to the Condensed Consolidated Financial Statements, our Auditor states : "As shown in the accompanying consolidated financial statements, the Company incurred a negative cash flow from operations of $110,108, has an accumulated deficit of $9,670,150, a stockholders deficiency of $1,365,438 and a working capital deficiency of $1,931,150. These factors raise substantial doubt about the Company's ability to continue as a going concern."

We plan to continue to try to resolve these matters by trimming our costs, seeking out new and profitable customers, and we are seeking an infusion of cash into the Company thru debt or equity in the amount of $300,000 in order to finance our operations until our busy season in the fall and winter of 2004.

2. CAPITAL RESOURCES. Our company is highly leveraged and the lack of capital could foreseeable limit our ability to expand. To that end, we have been in discussion with our lenders concerning our cash needs, and have kept our lenders abreast of our situation on a daily basis. We have identified the need to accumulate an additional $300,000 in cash reserves, either thru increased sales or cost containment, or both, during the next quarter. Our lenders continue to express concern with our level of salaries vs. sales.

3. LOAN OBLIGATIONS. We are not in default on any of our obligations to pay our lenders, or on our obligation to pay a fixed dividend on our preferred stock. We have met our obligation contained within the loan agreement with our lenders to reduce our debt (principal) by $250,000 for the year on or before July 2, 2004. Our factoring arrangement has been fully extended to the company in the amount of $990,000. Our factoring account is callable in full be the lender at any time. If the entire factoring account was called we would be unable to repay it in full.

4. MARKET CONDITIONS. The economy and the markets for our products are still in decline, although seem to have leveled off. The restaurants that we serve are ordering less from us that they did for the same period last year, and we recognize the need to increase revenues, since our loan obligations do not change based on our revenues. Fuel costs have stabilized although we are still paying almost double for truck fuel than we paid for the similar period one year ago. We are paying approximately 400% of our year-ago costs for freight charges to bring bulk vegetables to our loading docks. We are trying to buy vegetables and fruits which require as short a distance for freight as possible.

5. RESULTS OF OPERATIONS. We are disappointed with results from current operations and recognize the need to continue to build accounts and to control costs. A short term analysis of our cash flow indicates that we need in the order of $300,000 more in revenues than we currently project to carry us into our busy season, and we are working to improve revenues, or in the alternative find an equity partner for our company willing to infuse additional funds in that amount.

MATERIAL CHANGES IN FINANCIAL CONDITION FROM JUNE 30, 2003 TO JUNE 30, 2004:

Revenues for the three month period ended June 30, 2004 were essentially static compared to the same time period for 2003. The cost of goods sold was also essentially the same, however dramatic increases in our operating expenses from $500,363 in 2003 to $732,503 in 2004 resulted in a deterioration in our results from a $131,766 net income from operations in 2003 to a net loss from operations of $70,876 in the like period for 2004. The three month period in 2003 contained a gain from the settlement of a lawsuit in the amount of approximately $329,000. Net loss for the period was $181,411 compared with net income for the like period in 2003 of $78,980.

Management considers this unacceptable and is taking the steps necessary to reverse This trend. Operating expenses for the three months ended June 30, 2004 were $732,503 compared to $942,337 for the three month period ending March 31, 2004.

MATERIALS CHANGES IN RESULTS FROM OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2004 COMPARED TO THE SAME PERIOD IN PREVIOUS FISCAL YEAR:
----------------------------------------------------------------------------

Loss from operations were $423,970 in the six months ending June 30, 2004 compared To income of $343,253 for the six months ended June 30, 2003. Net loss was $671,415 for the six months ended June 30, 2004 compared to income of 151,741 for the same period in 2003. Our cash position deteriorated significantly in the six months ended June 30, 2004. We had cash at the end of the period of $201 as compared with cash on hand at the end of the same period of 2003 of $164,301.

The decline in our results of operations from the same period in the prior year are Attributable to the following:

     1.   Increases in fuel costs.
     2.   Increases in freight costs.
     3.   Loss of number and volume of customers.
     4.   Lengthened time periods for customer payments.
     5.   Price pressures from larger, better capitalized competitors.
     6.   Over expensed in salaries, especially at executive level.

Our Plan of Operation discusses what we intend to do to resolve these issues.

PLAN OF OPERATION

The Company's primary operations are centered in the J&B Wholesale Produce, Inc. wholly-owned subsidiary. J&B is a regional provider of produce to restaurants in Miami-Dade, Broward, Palm Beach, Martin and Monroe counties in southeast Florida. Management expects 2004 gross sales in the J&B unit of $11 million.

Management feels that liquidity, cash available for operations, and business conditions generally are becoming more favorable, and expansion, of the Company's J&B Wholesale Produce Operations is needed. The management of J&B continues to pursue more higher yielding produce customers, which should improve long-term liquidity. In addition, management has set minimum daily order amounts, and sought to limit the number of smaller, unprofitable or less profitable accounts which it services, to further expand the business and maximize profit while limiting the cost per delivery of the Company.

Substantial improvements to the product delivery line have greatly increased efficiency, reduced errors and missed deliveries, and reduced product spoilage.

Three additional refrigerated trucks have been leased and added to the Company's fleet in order to service new customers.

The Company has released all under-performing salespersons and is constantly seeking and hiring new sales professionals, particularly in the fast-growing northern and western suburbs of the service area. All employees have been placed on a time clock and salaried employees have been changed over to hourly. The Company no longer pays any employees in cash.
The Company has established a new program to hire, train and retain salespersons. The Company pays a "draw" against commission to new hires in sales and has taken a pro-active approach to sales which includes identification and dismissal of under-performing salespersons.

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

The entire tourism industry in Southeast Florida is dependant upon favorable travel conditions for continued success. Terrorism, or a decline in economic conditions, have a negative impact on tourism and could lead to reduced sales both for the company and the restaurants it serves. Downturns in the economy or the threat of terrorism or actual events in the United States and around the world have a direct impact on travel and tourism, affecting the Company as well as other businesses and business sectors, such as lodging and airlines.

The Company has entered into a factoring arrangement with it's lender, American Millennium Investment Corporation. Commencing on October 6, 2003, the company has received a line of credit against pledged receivables in the total amount of $1,100,000. As of June 30, 2004 the company had drawn down $ 990,000. under the factoring agreement. Gelpid Associates LLC, the company's principal lender, agreed to subordinate it's perfected lien position on the company's receivables in order to make the factoring arrangement possible. Gelpid and American Millennium are related entities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company had a stockholder's deficiency of $1,365,438. As of June 30, 2004 the Company incurred a loss of $671,415. Almost all of the company's revenues for the quarter ended June 30, 2004 is attributable to the continued operations of the wholesale produce segment, specifically the result of operations of the J&B Wholesale Produce, Inc. subsidiary. The Company plans to generate revenue in the future by retaining business consulting clients in the private and public sector for its Business consulting segment. In addition, the Company plans to seek the acquisition of additional income producing assets such as J&B Wholesale Produce, Inc. and to continue to grow that subsidiary company.

The management of J&B continues to pursue more higher yielding produce customers, which should improve long-term liquidity. In addition, management has set minimum daily order amounts, and sought to limit the number of smaller, unprofitable or less profitable accounts which it services, to further expand the business and maximize profit while limiting the cost per delivery of the company. Management continues to streamline the day-to-day operations of J&B, has moved most back-office activities away from the produce warehouse facility.

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

Paul F. Lovito, Jr., our Chief Executive Officer, and Matthew Lovito, our Chief Financial Officer, performed an evaluation of the Company's disclosure controls and procedures as of June 30, 2004. Based on their evaluation, they concluded that the controls and procedures in place are sufficient to assure that material information concerning the Company which could affect the disclosures in the Company's quarterly and annual reports is made known to them by the other officers and employees of the Company, and that communications occur with promptness sufficient to assure the inclusion of the information in the then-current report.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------
On July 2, 2004 the Company filed with the Securities and Exchange Commission on Form S-8 a registration statement for Employee and Consultants Stock Option Agreements. The Company registered 5,000,000 shares of its Common Stock Options at an option price of $0.04 for employees and 20,000,000 shares of its Common Stock Options at on option price of $0.04 for consultants. The Company has issued 5,000,000 of the Consultants stock Options to date. Simultaneously the Company filed its Employee Stock Incentive Plan For The Year 2004 and its Non-Employee Directors and Consultants Retainer Stock Plan For The Year 2004. The plans are valid for three years until July 1, 2007. The Form S-8 Registration Statement Under the Securities Act of 1933 is included herein and made a part hereof by reference.

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

On July 15, 2003 the company entered into a loan extension agreement with it's lender, Gelpid Associates LLC. Under the express terms of the 2002 loan to the company in the amount of $2,825,000, the company was obligated to make a minimum payment to reduce the principal balance of the loan of $250,000 by July 1, 2003. Under the express terms of the loan extension agreement, the lender waived the requirement of payment of the unpaid sums due for principal reduction under the 2002 loan until July 2, 2004. The payment was made.


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





DATED: August 9, 2004

                               BY: /S/ PAUL LOVITO
                                   ------------------
                                  PAUL LOVITO,
                                   CHAIRMAN, PRESIDENT AND
                                   CHIEF EXECUTIVE OFFICER



                             BY: /S/ MATTHEW LOVITO
                                   -------------------
                                   MATTHEW LOVITO,
                                   TREASURER AND CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL ACCOUNTING OFFICER)